Form 10QSB
period 2005-11-30
Revelstoke Industries, Inc.
filed 2006-01-23
CIK 1318196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number:      0-32593

Revelstoke Industries, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada, United States
(State or other jurisdiction of incorporation or organization)

98-0441019
(IRS Employer Identification Number)

14977 21st Avenue, Surrey, British Columbia, V4A 8G3, Canada
(Address of principal executive offices)

(604) 329-9593
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ( X ) No (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:
Yes (   ) No ( X )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 12, 2006, 400,000 shares of $0.001 par value common stock

Transitional Small Business Disclosure Format (Check one): Yes (   ) No (X)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Revelstoke Industries, Inc.
(a Development Stage Enterprise)

Statements of Operations and Deficit
(Unaudited)

(Expressed in US Dollars)

	Cumulative, Inception to	3 months ended November 30,		6 months ended November 30,
	November 30, 2005	2005	2004	2005	2004
Revenue	$ 46,974	$ --	$ --	$ --	$ --
Direct costs	56,481	--	--	--	--

Gross loss	(9,507)	--	--	--	--

Administrative expenses
Bank charges and interest	873	434	57	588	130
Consulting fees	26,269	2,285	1,263	5,337	10,051
Management fees	5,244	--	--	244	5,000
Office and miscellaneous	6,581	1,981	1,243	2,181	4,203
Professional fees	41,131	6,018	2,230	18,557	9,873
Promotion	978	--	--	--	978
Rent	3,750	--	1,500	--	3,750
Telephone	744	67	104	92	453
Transfer agent	3,555	300	1,180	500	2,380
Travel	2,054	--	265	--	2,054

	91,179	11,085	7,842	27,499	38,872

Loss before other income	(100,686)	(11,085)	(7,842)	(27,499)	(38,872)

Other income
Gain (loss) on foreign exchange	1,420	(64)	551	(94)	1,455

Loss for the period	(99,266)	(11,149)	(7,291)	(27,593)	(37,417)
Deficit, beginning of period	--	(88,117)	(35,553)	(71,673)	(5,427)

Deficit accumulated during the
development stage	$(99,266)	$(99,266)	$(42,844)	$(99,266)	$(42,844)

Loss per share	$ (0.421)	$ (0.037)	$ (0.052)	$ (0.092)	$ (0.270)

Weighted average shares outstanding
	235,644	300,000	139,286	300,000	138,388

Revelstoke Industries, Inc.
(a Development Stage Enterprise)

Balance Sheet
(Unaudited)

(Expressed in US Dollars)

	November 30, 2005	May 31, 2005
Assets
Current
Cash	$ 3,928	$ 63,704
Accounts receivable	309	--
Due from related party (note 3)	7,285	7,285
Prepaid expenses	--	8,375

	$ 11,522	$ 79,364

Liabilities
Current
Accounts payable and accrued liabilities	$ 36,548	$ 76,797
Due to shareholder (note 4)	73	73

	36,621	76,870

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value
50,000,000 shares authorized
300,000 shares outstanding (May 31, 2005 - 300,000)	300	300
Additional paid-in capital	73,867	73,867
Deficit accumulated during the development stage	(99,266)	(71,673)

	(25,099)	2,494

	$ 11,522	$ 79,364

Revelstoke Industries, Inc.
(a Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
(Unaudited)

(Expressed in US Dollars)

For the period from Inception to November 30, 2005

	Number of shares	Par value	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
April 5, 2004 issuance of
common stock for cash	137,500	$138	$ 9,029	$ --	$ 9,167
Net loss for the period	--	--	--	(5,427)	(5,427)

Balance, May 31, 2004	137,500	138	9,029	(5,427)	3,740
November 30, 2004 issuance of
common stock for cash	162,500	162	64,838	--	65,000
Net loss for the year	--	--	--	(66,246)	(66,246)

Balance, May 31, 2005	300,000	300	73,867	(71,673)	2,494
Net loss for the period	--	--	--	(27,593)	(27,593)

Balance, November 30, 2005	300,000	$300	$73,867	$(99,266)	$(25,099)

Revelstoke Industries, Inc.
(a Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)

(Expressed in US Dollars)

	Cumulative, Inception to	3 months ended November 30,		6 months ended November 30,
	November 30, 2005	2005	2004	2005	2004
Cash provided by (used for)
Operating activities
Loss for the period	$(99,266)	$(11,149)	$(7,291)	$(27,593)	$(37,417)
Change in non-cash working capital
items:
Accounts receivable	(309)	431	(400)	(309)	(400)
Due from related party	(7,285)	--	--	--	(7,285)
Prepaid expenses	--	300	30	8,375	4,505
Accounts payable	36,548	1,624	4,458	(40,249)	9,058

	(70,312)	(8,794)	(3,203)	(59,776)	(31,539)

Financing activities
Promissory notes issued	45,000	--	--	--	--
Promissory notes repaid	(45,000)	--	(45,000)	--	(45,000)
Advances from shareholders	73	--	--	--	(1,000)
Issuance of shares	74,167	--	65,000	--	65,000

	74,240	--	20,000	--	19,000

Increase in cash	3,928	(8,794)	16,797	(59,776)	(12,539)
Cash, beginning of period	--	12,722	14,777	63,704	44,113

Cash, end of period	$ 3,928	$ 3,928	$ 31,574	$ 3,928	$ 31,574

Supplemental cash flow information
Interest paid	$ --	$ --	$ --	$ --	$ --
Income taxes paid	$ --	$ --	$ --	$ --	$ --

Revelstoke Industries, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements
(Unaudited)

(Expressed in US Dollars)

November 30, 2005

1.     Nature of operations

The company was incorporated in the State of Nevada on April 5, 2004. The company is engaged in the business of reclaiming and stabilizing land in preparation for construction in the United States of America. The company has elected a fiscal year end of May 31.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustment that would be necessary should the company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The company’s ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters can not be predicted at this time.

For US reporting requirements, the accompanying interim financial statements have been adjusted as of November 30, 2005 as required by Item 310(b) of Regulation S-B to include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

2.      Significant accounting policies

a) Development stage company

The company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

b) Revenue recognition

Revenue from land stabilization contracts is recognized on the percentage of completion basis whereby revenue is measured by the proportion of construction costs incurred to date as a percentage of estimated total construction costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

c) Foreign currency translation

Monetary assets and liabilities are translated at period-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the period. Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statements of operations.

d) Loss per share

The company uses the treasury stock method of calculating fully diluted per share amounts whereby any proceeds from the exercise of stock options or other dilutive instruments are assumed to be used to purchase common shares at the average market price during the period.

Revelstoke Industries, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements
(Unaudited)

(Expressed in US Dollars)

November 30, 2005

2.      Significant accounting policies (continued)

e) Financial instruments

All significant financial assets, financial liabilities and equity instruments of the company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

f) Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those reported.

g) Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Tax benefits, which may arise as a result of applying losses to taxable income, have been reduced to nil by a valuation allowance due to uncertainty regarding their utilization.

h) Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments. For public companies, the cost of employee services received in exchange for equity instruments generally should be measured at fair value at the grant date. The cost of employee services received in exchange for an award of liability instruments should be measured initially at fair value and re-measured subsequently at each reporting date through the settlement date. Public entities that file as small business issuers must comply as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In addition, the FASB and Emerging Issues Task Force (“EITF”) have issued a variety of interpretations including the following interpretations with wide applicability:

Revelstoke Industries, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements(Unaudited)

(Expressed in US Dollars)

November 30, 2005

2.      Significant accounting policies (continued)

h) Recent accounting pronouncements (continued)

Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses the consolidation of variable interest entities (formerly referred to as “Special Purpose Entities”). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003.

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This consensus addresses issues related to separating and allocating value to the individual elements of a single customer arrangement involving obligations regarding multiple products, services, or rights which may be fulfilled at different points in time or over different periods of time. EITF 00-21 guidance is applicable for arrangements entered into in fiscal periods beginning after June 15, 2003.

The adoption of these new pronouncements is not expected to have a material effect on the company’s financial position or results of operations.

3.     Related party transactions

Related party transactions are in the normal course of operations and have been valued in these financial statements at the exchange amount which is the amount of consideration established and agreed to by the related parties.

As at November 30, 2005, $7,285 (May 31, 2005 — $7,285) included in “Due from related party” was owed by a corporation controlled by a director of the company in respect of advances on expenses. The amount due from the related party is unsecured, without interest or stated terms of repayment. Accordingly, the fair value can not be readily determined.

4.     Due to shareholder

Amounts due to shareholder at November 30, 2005 of $73 (May 31, 2005 — $73) are unsecured, do not bear interest and have no fixed terms of repayment. Accordingly, fair value cannot be readily determined.

5.      Promissory notes payable

On May 1, 2004, the company issued two non-interest bearing promissory notes for a total amount of $45,000. The two notes were repaid in full in October 2004.

6.     Economic dependence

The company currently sub-contracts all land stabilization contracts to one supplier. Accordingly the company is reliant on this relationship to provide services.

Revelstoke Industries, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements(Unaudited)

(Expressed in US Dollars)

November 30, 2005

7.     Financial Instruments

Currency risk

Currency risk is the risk to the company’s earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The company does not use derivative instruments to reduce its exposure to foreign currency risk. At November 30, 2005 the company had the following financial assets and liabilities:

CDN Dollars

Cash	$ 1,723
Accounts receivable	$ 360
Accounts payable	$ 25,496

At November 30, 2005 Canadian dollar amounts were converted at a rate of $1.1669 Canadian dollars to $1.00 US dollar.

8.      Subsequent Events

Subsequent to the end of the period, the company completed a private placement of 100,000 shares of common stock at a price of $1.00 per share.

Item 2.    Management's Discussion and Analysis or Plan of Operations

Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Revelstoke Industries, Inc. (the "Company" and sometimes "we," "us," "our" and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan of Operations
We were incorporated in Nevada on April 5, 2004, for the purpose of building on the expertise of Alantic Contractors Ltd. ("Alantic") in reclaiming and stabilizing land in preparation for construction in Canada. With this expertise, we intend to enter the United States market.

Using Alantic's management and expertise developed over the last 30 years, we intend to enter the U.S. market for construction site reclamation and preparation. There are significant parcels of land in the United States -- including largely peat-bearing lands -- currently not viable for development because they are unstable, and traditional techniques and costs to develop them would render the land prohibitively expensive.

We intend to open our first sales office on the west coast of the United States, and marketing our services to large and mid-size commercial builders. Until we have established enough of a client base to justify hiring full-time staff, we will act essentially as a marketing and contracting company, with all land reclamation contracts we enter into being subcontracted to Alantic. As we gain clients and as revenue increases, we intend to open one or more west coast construction offices and hire experienced staff to manage our land reclamation contracts ourselves.

Subsequent to the end of our second fiscal quarter, we received $100,000 of proceeds from the issuance of common stock (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). We expect this to be adequate to establish our west coast office and begin marketing our services. We do not expect to raise additional funds to finance operations in the coming 12 months.

Management's Discussion and Analysis of Financial Condition and Results of Operations
During the second quarter ended November 30, 2005, we incurred a net loss of $11,149, as compared to net loss of $7,291 during the second quarter of 2004. Making up most of the loss for the second quarter of 2005 were: $6,581 of professional fees and $2,285 of consulting fees relating to the completion of our SB-2 registration statement. For the six month period ended November 30, 2005, our loss totalled $27,593 as compared with a $37,417 loss for the same period in 2004. The loss was caused primarily by $18,557 of professional fees and $5,337 of consulting fees relating to the preparation of our registration statement.

As of November 30, 2005, we had $3,928 of cash on hand and a working capital deficiency of $25,099. This represents a decline in working capital of $11,149 since the end of our first quarter, and was caused exclusively by our loss from operations.

No funds were provided from operations or financing activities during the quarter, however subsequent to the end of the quarter, we completed a private placement of 100,000 registered shares of our common stock at a price of $1.00 per share.

Off-Balance Sheet Arrangements
As of November 30, 2005 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i)

this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

(ii)

the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
During the second quarter of 2005, we were not a party to any litigation, nor were we aware of any proceedings contemplated by a governmental authority.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2005, we issued no equity securities that were not registered under the Securities Act.

Item 3.      Defaults Upon Senior Securities
There were no material defaults with respect to any of our indebtedness during the second quarter of 2005.

Item 4.      Submission of Matters to a Vote of Security Holders
During the second quarter of 2005, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

Item 5.      Other Information
Following our becoming a reporting company and registering shares of our common stock, on December 22, 2005 our directors amended our bylaws to remove a provision requiring the consent of the directors prior to the sale or transfer of any shares of our common stock. Our bylaws, as amended, are at Exhibit 3.1.

Item 6.      Exhibits and Reports on Form 8-K

Index of Exhibits

3.1       -   Amended Bylaws
15.1     -   Report of Independent Registered Public Accounting Firm
31.1     -   Rule 13a-14(a) Certification by Chief Executive Officer and Chief Financial Officer
32.1     -    Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELSTOKE INDUSTRIES, INC.

Date     January 19, 2006

/s/ Gordon C. McDougall Gordon C. McDougall, CEO, CFO, President and Director

Date     January 19, 2006

/s/ Alan Sedgwick Alan Sedgwick, Secretary and Director