Form 10QSB
period 2006-02-28
Revelstoke Industries, Inc.
filed 2006-04-17
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                         Commission file number 0-32593

                           REVELSTOKE INDUSTRIES, INC.
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                98-0441019
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                                14977 21st Avenue
                            Surrey, British Columbia
                                 Canada V4A 8G3
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 329.9593
                         -----------------------------
                           (Issuer's telephone number)

                                       n/a
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

                                       N/A

Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes [ ] No [ ]


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                              Outstanding as of April 10, 2006
--------------------------------------------------------------------------------
Common Stock, $.001 par value                                400,000

Transitional Small Business Disclosure Format (check one)

                                 Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS ....................................... 4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATION ................................. 13

ITEM 3. CONTROLS AND PROCEDURES ............................................ 16

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ................................................. 17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ......................... 17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ................................... 17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............... 17

ITEM 5.  OTHER INFORMATION ................................................. 17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................. 18

SIGNATURES ................................................................. 18

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REVELSTOKE INDUSTRIES, INC.

                           INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2006
                                  (Unaudited)

________________________________________________________________________________

Revelstoke Industries, Inc.
(a Development Stage Enterprise)

Statements of Operations and Deficit
(Unaudited)

(Expressed in US Dollars)

________________________________________________________________________________


February 28, 2006

________________________________________________________________________________




Statements of Operations and Deficit ....................................... 5

Balance Sheets ............................................................. 6

Statement of Stockholders' Equity .......................................... 7

Statements of Cash Flows ................................................... 8

Notes to the Financial Statements ..................................... 9 - 12

________________________________________________________________________________

Revelstoke Industries, Inc.
(a Development Stage Enterprise)

Statements of Operations and Deficit
(Unaudited)

(Expressed in US Dollars)
________________________________________________________________________________


                                             Cumulative, from
                                          Inception April 5, 2004   3 months ended                 9 months ended
                                               to February 28,       February 28,                   February 28,
                                                     2006         2006           2005            2006            2005
-------------------------------------------------------------------------------------------------------------------------
 Revenue                                         $ 46,974         $     -         $    -          $    -          $    -

 Direct costs                                      56,481               -              -               -               -
-------------------------------------------------------------------------------------------------------------------------

 Gross loss                                       (9,507)               -              -               -               -
-------------------------------------------------------------------------------------------------------------------------

 Administrative expenses
     Bank charges and interest                      1,003             130             76             717             207
     Consulting fees                               29,105           2,836          5,381           8,160          15,432
     Management fees                                5,244               -              -             239           5,000
     Office and miscellaneous                       7,968           1,387             88           3,568           4,290
     Professional fees                             44,181           3,050          3,595          21,833          13,468
     Promotion                                        978               -              -               -             978
     Rent                                           3,750               -              -               -           3,750
     Telephone                                        793              49             97             141             550
     Transfer agent                                 3,855             300            300             800           2,680
     Travel                                         2,054               -              -               -           2,054
-------------------------------------------------------------------------------------------------------------------------

                                                   98,931           7,752          9,537          35,458          48,409
-------------------------------------------------------------------------------------------------------------------------

 Loss before other income                        (108,438)         (7,752)        (9,537)        (35,458)        (48,409)
-------------------------------------------------------------------------------------------------------------------------

 Other income
  Gain (loss) on foreign exchange                     845            (440)          (292)           (462)          1,163
-------------------------------------------------------------------------------------------------------------------------

 Loss for the period                             (107,593)         (8,192)        (9,829)        (35,920)        (47,246)

 Deficit, beginning of period                           -         (99,401)       (42,844)        (71,673)         (5,427)
-------------------------------------------------------------------------------------------------------------------------

 Deficit accumulated during the
 development stage                            $  (107,593)    $  (107,593)      $(52,673)      $(107,593)       $(52,673)
-------------------------------------------------------------------------------------------------------------------------

 Loss per share                                         -     $     (0.02)      $  (0.03)   $      (0.11)       $  (0.25)
-------------------------------------------------------------------------------------------------------------------------

 Weighted average shares outstanding
                                                        -         391,111        300,000         330,077         191,071
-------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements

________________________________________________________________________________

Revelstoke Industries, Inc.
(a Development Stage Enterprise)

Balance Sheet
(Unaudited)

(Expressed in US Dollars)
________________________________________________________________________________

___________________________________________________________________________________

                                                            February 28,    May 31,
                                                                2006         2005
-----------------------------------------------------------------------------------
Assets

Current
    Cash                                                    $  79,776    $  63,704
    Amounts due from taxing authorities                           479         --
    Due from related party (note 4)                             7,285        7,285
    Prepaid expenses                                             --          8,375
-----------------------------------------------------------------------------------

                                                            $  87,540    $  79,364
-----------------------------------------------------------------------------------

Liabilities

Current
    Accounts payable and accrued liabilities                $  20,893    $  76,797
    Due to shareholder (note 5)                                    73           73
-----------------------------------------------------------------------------------

                                                               20,966       76,870
-----------------------------------------------------------------------------------

Stockholders' Equity (Deficit) (note 3)

Common stock, $0.001 par value
    50,000,000 shares authorized
    400,000 shares outstanding (May 31, 2005 - 300,000)           400          300

Additional paid-in capital                                    173,767       73,867

Deficit accumulated during the development stage             (107,593)     (71,673)
-----------------------------------------------------------------------------------

                                                               66,574        2,494
-----------------------------------------------------------------------------------

                                                            $  87,540    $  79,364
===================================================================================

    The accompanying notes are an integral part of these financial statements

Approved by the Directors:


_____________________________ Director    _____________________________ Director

________________________________________________________________________________

Revelstoke Industries, Inc.
(a Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit)
(Unaudited)

(Expressed in US Dollars)
________________________________________________________________________________

For the period from Inception April 5, 2004 to February 28, 2006
________________________________________________________________________________

                                                                                          Deficit
                                                                                        Accumulated
                                                                        Additional       During the
                                           Number of                      Paid-in       Development
                                            shares        Par value       Capital          Stage            Total
----------------------------------------------------------------------------------------------------------------------
April 5, 2004 issuance of common stock
for cash                                       137,500        $   138       $  9,029       $        -       $  9,167

Net loss for the period                              -              -              -           (5,427)        (5,427)
----------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2004                          137,500            138          9,029           (5,427)          3,740

November 30, 2004 issuance of common
stock for cash                                 162,500            162         64,838                 -         65,000

Net loss for the year                                -              -              -          (66,246)       (66,246)
----------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2005                          300,000            300         73,867          (71,673)          2,494

December 8, 2005 issuance of common
stock for cash                                 100,000            100         99,900                 -        100,000

Net loss for the period                              -              -              -          (35,920)       (35,920)
----------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2006                     400,000        $   400      $ 173,767      $  (107,593)      $  66,574
======================================================================================================================

    The accompanying notes are an integral part of these financial statements

________________________________________________________________________________

Revelstoke Industries, Inc.
(a Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)

(Expressed in US Dollars)
________________________________________________________________________________

______________________________________________________________________________________________________________________________

                                                 Cumulative, from
                                               Inception April 5, 2004      3 months ended                9 months ended
                                                   to February 28,            February 28,                  February 28,
                                                         2006              2006           2005           2006           2005
-------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for)

Operating activities
    Loss for the period                                $ (107,593)      $  (8,192)      $ (9,829)     $(35,920)       $(47,246)

    Change in non-cash working capital items:
       Amounts due from taxing authorities                   (479)           (150)           400          (479)              -
       Due from related party                              (7,285)              -              -             -          (7,285)
       Prepaid expenses                                         -               -         (5,000)        8,375            (495)
       Accounts payable                                    20,893         (15,817)          (524)      (55,904)          8,534
-------------------------------------------------------------------------------------------------------------------------------

                                                          (94,464)        (24,159)       (14,953)      (83,928)        (46,492)
-------------------------------------------------------------------------------------------------------------------------------

Financing activities
    Promissory notes issued                                45,000               -              -             -               -
    Promissory notes repaid                              (45,000)               -              -             -         (45,000)
    Advances from shareholders                                 73               -              -             -          (1,000)
    Issuance of shares                                    174,167         100,000              -       100,000          65,000
-------------------------------------------------------------------------------------------------------------------------------

                                                          174,240         100,000              -       100,000          19,000
-------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                79,776          75,841        (14,953)       16,072         (27,492)

Cash, beginning of period                                       -           3,935         31,574        63,704          44,113
-------------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                     $  79,776        $ 79,776       $ 16,621      $ 79,776        $ 16,621
===============================================================================================================================

Supplemental cash flow information

    Interest paid                                          $    -          $    -         $    -        $    -          $    -
    Income taxes paid                                      $    -          $    -         $    -        $    -          $    -
===============================================================================================================================

    The accompanying notes are an integral part of these financial statements

________________________________________________________________________________

Revelstoke Industries, Inc.
(a Development Stage Enterprise)

Notes to the Financial Statements
(Unaudited)

(Expressed in US Dollars)
________________________________________________________________________________

February 28, 2006
________________________________________________________________________________

1.   Nature of operations

     The company was incorporated in the State of Nevada on April 5, 2004. The company is engaged in the business of reclaiming and stabilizing land in preparation for construction in the United States of America. The company has elected a fiscal year end of May 31.

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustment that would be necessary should the company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters can not be predicted at this time.


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

________________________________________________________________________________

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

     g)   Income taxes

          Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Tax benefits, which may arise as a result of applying losses to taxable income, have been reduced to nil by a valuation allowance due to uncertainty regarding their utilization.

     h)   Recent accounting pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments. For public companies, the cost of employee services received in exchange for equity instruments generally should

________________________________________________________________________________

     h)   Recent accounting pronouncements (continued)

          be measured at fair value at the grant date. The cost of employee services received in exchange for an award of liability instruments should be measured initially at fair value and re-measured subsequently at each reporting date through the settlement date. Public entities that file as small business issuers must comply as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

          In addition,  the FASB and Emerging  Issues Task Force  ("EITF")  have
          issued  a  variety  of   interpretations   including   the   following
          interpretations with wide applicability:

          Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities (formerly referred to as "Special Purpose Entities"). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003.

          In November 2002, the EITF reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This consensus addresses issues related to separating and allocating value to the individual elements of a single customer arrangement involving obligations regarding multiple products, services, or rights which may be fulfilled at different points in time or over different periods of time. EITF 00-21 guidance is applicable for arrangements entered into in fiscal periods beginning after June 15, 2003.

          The adoption of these new pronouncements is not expected to have a material effect on the company's financial position or results of operations.

3.   Capital Stock

     The Company's capitalization is 50,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

     As of February 28, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

     On December 8, 2005 the Company sold 100,000 common shares of the Company stock at $1.00 per share. The sale of the shares is in accordance with the Prospectus of the Company dated November 18, 2005, relating to the offering by the Company of up to 100,000 shares.

     As of February 28, 2006, the Company had sold 400,000 shares and had received $174,167 in proceeds from the sale of the Company's common stock.

4.   Related party transactions

     Related party transactions are in the normal course of operations and have been valued in these financial statements at the exchange amount which is the amount of consideration established and agreed to by the related parties.

________________________________________________________________________________

     As at February  28, 2006,  $7,285 (May 31, 2005 - $7,285)  included in "Due from related party" was owed by a corporation controlled by a director of the company in respect of advances on expenses. The amount due from the related party is unsecured, without interest or stated terms of repayment. Accordingly, the fair value can not be readily determined.

5.   Due to shareholder

     Amounts due to shareholder at February 28, 2006 of $73 (May 31, 2005 - $73) are unsecured, do not bear interest and have no fixed terms of repayment. Accordingly, fair value cannot be readily determined.

6.   Promissory notes payable

     On May 1, 2004, the company issued two non-interest-bearing promissory notes for a total amount of $45,000. The two notes were repaid in full in October 2004.

7.   Economic dependence

     The company currently sub-contracts all land stabilization contracts to one supplier. Accordingly the company is reliant on this relationship to provide services.

8.   Financial Instruments

     Currency risk

     Currency risk is the risk to the company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The company does not use derivative instruments to reduce its exposure to foreign currency risk. At February 28, 2006 the company had the following financial assets and liabilities:

                                                                   CDN Dollars
     ------------------------------------------------------------------------
     Cash                                                       $      2,576
     Accounts receivable                                        $        554
     Accounts payable                                           $     12,853
     ------------------------------------------------------------------------

     At February 28, 2006 Canadian dollar amounts were converted at a rate of $1.1561 Canadian dollars to $1.00 US dollar.

________________________________________________________________________________

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

     Revelstoke Industries, Inc. is a corporation organized under the laws of the State of Nevada (herein known as "we" or the "Company").

CURRENT BUSINESS OPERATIONS

     We are a company currently engaged in the identification of certain parcels of land for the purpose of reclaiming and stabilizing such land in preparation for construction. We identify, reclaim and stabilize such parcels of property under the expertise of Alantic Contractors Ltd., a construction contractor company with over thirty years experience ("Alantic"). Using Alantic's management and expertise, we intend to enter the United States market for construction and reclamation and preparation. We believe there are significant parcels of land in the United States, including largely peat-bearing lands, currently not viable for development because they are unstable. Traditional techniques and costs to develop such lands would render the land prohibitively expensive. Therefore, we intend to open our first sales office on the west coast of the United States and market our services to large and mid-size commercial builders. Until we have established a sufficient client base to justify hiring full-time staff, we will act essentially as a marketing and contracting company. All land reclamation contracts we enter into will be subcontracted to Alantic. As we gain clients and as revenue increases, we intend to open one or more west coast construction offices and hire experienced staff to manage our land reclamation contracts ourselves.

RESULTS OF OPERATION

Nine-Month Period Ended February 28, 2006 Compared to Nine-Month Period Ended February 28, 2005

     Our net loss for the nine-month period ended February 28, 2006 was approximately ($35,920) compared to a net loss of ($47,246) during the nine-month period ended February 28, 2005 (a decrease of $12,951).

________________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

     During the nine-month periods ended February 28, 2006 and 2005, we did not generate any revenue. During the nine-month period ended February 28, 2006, we incurred administrative expenses in the aggregate amount of $35,458, resulting in a loss before other income of ($35,458) compared to administrative expenses incurred during the nine-month period ended February 28, 2005 of $48,409, resulting in a loss before other income of ($48,409) (a decrease of ($12,951). Administrative expenses incurred during the nine-month period ended February 28, 2006 primarily consisted of: (i) professional fees of $21,833 (2005: $13,468); and (ii) consulting fees of $8,160 (2005: $15,432). Although administrative expenses overall decreased during the nine-month period ended February 28, 2006, professional fees increased relating to the completion of the Registration Statement on Form SB-2. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

     As discussed above, the decrease in net loss during the nine-month period ended February 28, 2006 compared to the nine-month period ended February 28, 2005 is attributable primarily to the decrease in overall administrative expenses. Our net loss during the nine-month period ended February 28, 2006 was approximately ($35,920) or ($0.11) per share compared to a net loss of ($47,246) or ($0.25) during the nine-month period ended February 28, 2005. The weighted average number of shares outstanding was 330,077 for the nine-month period ended February 28, 2006 compared to 191,071 for the nine-month period ended February 28, 2005.

Three-Month Period Ended February 28, 2006 Compared to Three-Month Period Ended February 28, 2005

     Our net loss for the three-month period ended February 28, 2006 was approximately ($8,192) compared to a net loss of ($9,829) during the three-month period ended February 28, 2005 (a decrease of $1,637).

     During the three-month periods ended February 28, 2006 and 2005, we did not generate any revenue. During the three-month period ended February 28, 2006, we incurred administrative expenses in the aggregate amount of $7,752, resulting in a loss before other income of ($7,752) compared to administrative expenses incurred during the nine-month period ended February 28, 2005 of $9,537, resulting in a loss before other income of ($9,537) (a decrease of $1,785). Administrative expenses incurred during the nine-month period ended February 28, 2006 consisted primarily of: (i) professional fees of $3,050 (2005: $3,595);
(ii) consulting fees of $2,836 (2005: $5,381); and (iii) office and miscellaneous of $1,387 (2005: $88). The decrease in administrative expenses incurred during the three-month period ended February 28, 2006 compared to the same period during 2005 resulted primarily from the decrease in consulting fees.

     Our net loss during the three-month period ended February 28, 2006 was approximately ($8,192) or ($0.02) per share compared to a net loss of ($9,829) or ($0.02) during the three-month period ended February 28, 2005. The weighted average number of shares outstanding was 391,111 for the three-month period ended February 28, 2006 compared to 300,000 for the three-month period ended February 28, 2005.

________________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES

     Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Nine-Month Period Ended February 28, 2006

     As of the nine-month period ended February 28, 2006, our current assets were $87,540 and our current liabilities were $20,966, which resulted in a working capital surplus of $66,574. As of the nine-month period ended February 28, 2006, our total assets consisted of: (i) $79,776 in cash; (ii) $479 in amounts due from taxing authorities; and (iii) $7,285 due from related party. As of the nine-month period ended February 28, 2006, our total liabilities consisted of: (i) $20,893 in accounts payable and accrued liabilities; and (ii) $73 due to shareholder.

     Stockholders' deficit increased from ($71,673) at fiscal year ended May 31, 2005 to ($107,593) for the nine-month period ended February 28, 2006.

     We have not generated positive cash flows from operating activities. For the nine-month period ended February 28, 2006, net cash flows used in operating activities was ($83,928) compared to net cash flows used in operating activities for the nine-month period ended February 28, 2005 of ($46,492). Net cash flows used in operating activities for the nine-month period ended February 28, 2006 consisted primarily of a net loss of ($35,920). Net cash flows used in operating activities was adjusted by ($55,904) to pay accounts payable.

     Net cash flows from financing activities was $100,000 for the nine-month period ended February 28, 2006 compared to net cash flows from financing activities for the nine-month period ended February 28, 2005 of $19,000. Net cash flows from financing activities for the nine-month period ended February 28, 2006 consisted of $100,000 from issuance of shares.

PLAN OF OPERATION

     During the nine-month period ended February 28, 2006, we completed a private placement offering of 100,000 shares of our common stock at a price of $1.00 per share. Existing working capital, further advances and possible debt instruments, further private placements, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to identification and reclamation of land parcels and working capital and administration. We intend to finance these expenses with further issuances of securities, debt and or advances.

     Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities,

________________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

or existing agreements which could significantly and materially restrict our business operations.

     The independent auditors' report accompanying our May 31, 2005 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

     As of the date of this Quarterly Report, we do not have any material commitments to which we are a party.

OFF-BALANCE SHEET ARRANGEMENTS

     As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guaranteed contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. CONTROLS AND PROCEDURES

     An evaluation was conducted under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Treasurer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at February 28, 2006. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the nine-month period ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Audit Committee

     As of the date of this Quarterly Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the

________________________________________________________________________________
audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.




                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 5. OTHER INFORMATION

     On approximately March 16, 2006, our Board of Directors accepted the resignation of Gordon C. McDougall as a member of the Board of Directors and as our Chief Executive Officer, Chief Financial Officer, President and Treasurer. On approximately March 16, 2006, our Board of Directors nominated and approved the appointment of Marcus Johnson as a member of the Board of Directors and as our Chief Executive Officer, Chief Financial Officer, President and Treasurer effective as of March 16, 2006.

     Mr. Johnson, AIA, has been active in management in both the private and public sectors as a consultant to management with an emphasis on investor relations and awareness. Mr. Johnson has performed consulting services for Intergold Corporation, now known as Lexington Resources, Inc., and Vega-Atlantic Corporation, now known as Transax International Limited. Mr. Johnson is a professional architect and a member of the American Institute of Architects. Mr. Johnson has been the professional architectural consultant of record on various commercial projects and is a consultant to Exterior Research & Design, LLC, where he is currently retained as an expert for determining architectural management standards.

________________________________________________________________________________

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
         31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
         32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a- 14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Reports on Form 8-K:

         Report on Form 8-K filed on April 17, 2006.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             REVELSTOKE INDUSTRIES, INC.

Dated: April 17, 2006                        By: /s/ Marcus Johnson
                                             ---------------------------
                                             Marcus Johnson, Chief Executive
                                             Officer/President


Dated: April 17, 2006                        By: /s/ Marcus Johnson
                                             ---------------------------
                                             Marcus Johnson, Chief Financial
                                             Officer/Treasurer