Form 10KSB
period 2006-05-31
Revelstoke Industries, Inc.
filed 2006-09-13
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                         Commission file number 0-32593

                           REVELSTOKE INDUSTRIES, INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                 98-0441019
_______________________________                             ___________________
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                              Identification No.)

                                14977 21st Avenue
                            Surrey, British Columbia
                                 Canada V4A 8G3
                    ________________________________________
                    (Address of Principal Executive Offices)

                                 (604) 329.9593
                           ___________________________
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None
                                ________________
                                (Title of class)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                         ______________________________
                                (Title of class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   [X]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year (ending May 31, 2006): $-0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: August 31, 2006: $-0-

          Applicable Only to issuers Involved in Bankruptcy Proceedings
                        During the Preceding Five Years.

                                       N/A

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes   [ ]      No [ ]

                    Applicable Only to Corporate Registrants

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                  Outstanding as of September 13, 2006

Common Stock, $.001 par value                       16,800,000

                       Documents Incorporated By Reference

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document in incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

INDEX                                                                       PAGE

ITEM 1. DESCRIPTION OF BUSINESS                                               5

ITEM 2. DESCRIPTION OF PROPERTIES                                            14

ITEM 3. LEGAL PROCEEDINGS                                                    15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                 15

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION                                16

ITEM 7. FINANCIAL STATEMENTS                                                 20

        CONSOLIDATED BALANCE SHEET                                           23

        CONSOLIDATED STATEMENT OF OPERATIONS                                 24

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                       25

        CONSOLIDATED STATEMENTS OF CASH FLOWS                                26

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           27

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                               32

ITEM 8A. CONTROLS AND PROCEDURES                                             33

ITEM 8B.  OTHER INFORMATION                                                  34

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                   EXCHANGE ACT                                              34

ITEM 10.EXECUTIVE COMPENSATION                                               36

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                    36

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       37

ITEM 13.EXHIBITS                                                             38

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES                               38

SIGNATURES                                                                   39

                           FORWARD LOOKING STATEMENTS

         Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

         Revelstoke Industries, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 20-F that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         Revelstoke Industries, Inc. was incorporated under the laws of the State of Nevada on April 5, 2004 for the purpose of reclaiming and stabilizing land in preparation for construction in Canada. We intend to enter the United States market utilizing this business strategy.

         Throughout this report, and unless otherwise noted, the words "we," "our," "us," or the "Company" refer to Revelstoke Industries, Inc.

RECENT DEVELOPMENTS

         MAY 1, 2006 FORWARD STOCK SPLIT

         On May 1, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of forty-two (42) for one of our total issued and outstanding shares of common stock (the "Forward Stock Split").

         The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. In our judgment the Forward Stock Split will result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the Forward Stock Split is to increase the marketability of our common stock.

         The Forward Stock Split was effectuated with a record date of May 1, 2006 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our issued and outstanding shares of common stock from 400,000 to approximately 16,800,000 shares of common stock. The common stock will continue to be $0.001 par value.

CURRENT BUSINESS OPERATIONS

GENERAL

         We are currently engaged in the identification of certain parcels of land for the purpose of reclaiming and stabilizing such land in preparation for construction throughout Canada and the United States. We currently identify, reclaim and stabilize such parcels of property under the expertise of Alantic Contractors Ltd., a construction contractor company with over thirty years experience ("Alantic"). Using Alantic's management and expertise, we intend to expand into the United States market for construction and reclamation and preparation. We believe there are significant parcels of land in the United States, including largely peat-bearing lands, currently not viable for development because they are unstable. Traditional techniques and costs to develop such lands would render the land prohibitively expensive. Therefore, we intend to open our first sales office on the west coast of the United States and market our services to large and mid-size commercial builders. Until we have established a sufficient client base to justify hiring full-time staff, we will act essentially as a marketing and contracting company. All land reclamation contracts we enter into will be subcontracted to Alantic. As we gain clients and as revenue increases, we intend to open one or more west coast construction offices and hire experience staff to manage our land reclamation contracts ourselves.

SITE RECLAMATION AND STABILIZATION

         Peat, silt and other organic soils present an unstable base for construction. Buildings, parking lots and other improvements on such unprepared soils will settle unevenly, thereby causing structural instability and, eventually, costly site remediation or loss of the foundation. Unstable soils must be either preloaded, excavated and replaced, or pilings must be installed to provide a stable base for foundation. Depending upon the depth of the unstable soils, removal of undesirable materials and replacement with structural fill, or the installation of pilings may be uneconomical alternatives. Proper staged preloading may be the only viable alternative in relatively deep, unstable soils.

         In Canada, Alantic has developed an expertise in preloading and stabilizing fragile land unable to support the weight of commercial buildings, and reclaiming it for profitable development. Preloading is a process whereby unstable soils are consolidated and settled by loading the site in stages with structural fill -- sometimes yards deep and weighing thousands of tons -- in a predetermined manner. This compacts and consolidates the underlying soils over a period of months and possibly years. When the short term settlement has been exhausted, the preload -- that is, the amount of material above finished grade - -- is removed, leaving the site with a stable foundation for construction.

         Preloading is not a new technology; in fact, it has been in use for many years. In recent years, however, a niche has developed where contractors like Alantic have capitalized on the need for sites (landfills) to receive excess structural fill generated as a consequence of multilevel underground developments. Through the relocation of this structural fill, and with the revenue generated by tipping fees charged, sites which were once not economically viable to develop are afforded the opportunity to proceed.

         With our ability to contract Alantic's management and senior staff, and with outside geotechnical engineers, we intend to assist owners of unstable lands to prepare and reclaim their lands for development. The process for us will typically begin with a review of the particular site's soils by a geotechnical engineer, including soil composition, depth and other characteristics that will describe its behavior and viability for its intended use. See "BUSINESS - Material Contracts."

         Along with the geotechnical consultant, we will develop a staged plan to fill and preload prospective sites. Next, the subject site would be cleared and instrumentation installed in preparation for monitoring the site elevation changes and any possible effects on surrounding properties or structures. Structural landfill materials would be sourced through local projects and excavation contractors, with tipping fees being negotiated. Initial fill depths would be designed to allow for broad access over the site, while inducing some of the dramatic, primary settlement. Over a period of months and even years, additional layers of structural fill will be added as fill, and ultimately a preload to prepare the location of any structures to be built.

         The rate of settlement will be monitored over the ensuing months using surveyors to gather data from the instrumentation installed prior to preloading. The geotechnical consultant is responsible for determining the array of instrumentation to be installed, the frequency of data collection, and interpretation of the data. The rate of settling or lateral movement is typically greatest in the early months, and declines over time. The performance of the site as proven in the data will determine adjustments to the proposed plan of site filling and preloading. This will be done in consultation with the geotechnical engineer.

         We will not provide reclamation services relating to contaminated soils.

MARKET AND INDUSTRY ANALYSIS

         Alternatives to preloading for preparing unstable-soil sites for construction include soil removal and replacement, and installation of pilings. The removal of unstable soils and replacement with structurally suitable fill may be appropriate for shallow soil depths, however the volume of soil required to be removed from sites with deeper soils could make excavation, hauling and disposal uneconomical.

         Pilings are a traditional solution for long term stabilization. This is typically an expensive solution, and may be particularly uneconomical in deep soils.

         Our competitors in site preparation and reclamation by preloading range from contractors with similar background and experience such as Hayward Baker, Inc. in California and Case Foundation Company in Arizona, to small contractors with little or no experience in other than general excavation services. We intend to build on the experience and reputation of Alantic to develop our clientele in the United States. See `BUSINESS - Competition."

MATERIAL CONTRACTS

         On approximately January 27, 2005, we entered into an agreement of understanding with Alantic (the "Alantic Agreement"), pursuant to which Alantic will provide us with guidance in launching our operations within the United States, advise on operational matters and assist us in promoting our business through Alantic's existing associates. In accordance with the terms and provisions of the Alantic Agreement: (i) we will utilize our contacts and business network to procure potential properties within the United States for site preparation and reclamation; (ii) Alantic will act as contractor and perform services including, but not limited to, the following: (a) establish initial budgets, (b) supervise and procure engineering services, (c) obtain state and local regulatory approvals, (d) prepare periodic project budget reviews, (e) implement systems to conform to local and state regulations, (f) supervise construction team, including site engineering by Alantic's own staff engineer, (g) acquire equipment and/or services of local subcontrators, (h) select and source potential fill materials, and (i) establish and direct day-to-day operations; and (iii) we shall compensate Alantic for their goods and services on a cost plus basis, which entails payment for their costs plus a markup of 5% for overhead and 10% for profit for a total of a 15% markup and a flat fee in the amount of $2,500 plus travel expenses to appraise the viability of individual prospective projects.

         We believe that Alantic and its management have over thirty years of expertise and excavation experience, and have specialized in soft-ground development almost exclusively for the last fifteen years. Alantic is owned and managed by Mr. Russell J. Shiels of Langley, British Columbia, Canada, who is one of our significant shareholders.

         We further believe that an expertise in the field of soft-ground development is necessary to minimize the risk of damage to adjacent buildings and nearby infrastructure, unexpected on-site soil structure damage, and future damage to newly constructed buildings. Experienced management and staff and geotechnical preparation reduces this risk to a manageable level. Expertise is also necessary for the proper management of structural fill inventories and availabilities. Costs can increase markedly when large volumes of structural fill must be transported over great distances. Economies can be had when fill can be removed from one site and moved a short distance to provide the fill for another site. Proper management of structural fill is a function of management experience.

REGULATION

         As of the date of this Annual Report, we intend to conduct business in the United States under the regulation of United States corporate law, environmental laws, such as those administered by the U.S. Environmental Protection Agency, state building codes, such as the regulations administered by respective state building standards commissions, local zoning laws, such as those contained in local municipal codes; construction and workers' compensation regulations, and pertinent business and professional codes.

         These regulations will impact on our business by guiding how and when we undertake our operations, the type and frequency of regulatory reporting, and the payment of related taxes. Our clientele will be responsible for the cost of all zoning prior to the commencement of our work on particular construction sites.

COMPETITION

         We operate in a highly competitive industry, competing with major site preparation and reclamation companies, independent contractors and institutional and individual investors, which are actively seeking properties throughout the world together with the equipment, labor and materials required to reclaim and stabilize sites by preloading. Most of our competitors have financial resources, staffs and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to identify and acquire viable sites. Competition for the acquisition of sites may be intense. We may not be successful in identifying, reclaiming and stabilizing profitable properties in the face of this competition. No assurance can be given that a sufficient number of sites will be available.

         Our competitors in site preparation and reclamation by preloading range from contractors with similar background and experience such as Hayward Baker, Inc. in California and Case Foundation Company in Arizona, to small contractors with little or no experience in other than general excavation services.

RESEARCH AND DEVELOPMENT ACTIVITIES

         No research and development expenditures have been incurred during the past three years.

EMPLOYEES

         We do not employ any persons on a full-time or on a part-time basis. Marcus Johnson is our President and Chief Executive Officer, D. Bruce Horton is our Chief Financial Officer and Principal Accounting Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts.

RISK FACTORS

         An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

         OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY. In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance. Our inception as a reclamation and stabilization of land for construction was April 2004 and, as a result, we have a limited operating history. Moreover, businesses which are starting up or in their initial stages of development present substantial business and financial risks and may suffer significant losses from which they cannot recover. We will face all of the challenges of a new business enterprise, including but not limited to, locating suitable office space, engaging the services of qualified support personnel and consultants, establishing budgets and implementing appropriate financial controls and internal operating policies and procedures. We will need to attract and retain a number of key employees and other service personnel. Further, there is no assurance that we will be able, upon completion of this Offering, to successfully continue our operations or that we will ever operate profitably.

         WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE. We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $136,754 since inception (April 5, 2004) through fiscal year ended May 31, 2006. As of May 31, 2006, we had a working capital surplus of $37,413. However, we do not anticipate positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required to meet our objectives and provide more working capital for expanding our development capabilities and to achieve our ultimate plan of expansion and full scale of operations. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all.

         WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS REPORT ACCOMPANYING OUR MAY 31, 2006 AND 2005 FINANCIAL STATEMENTS. The independent auditor's reports accompanying our May 31, 2006 and 2005 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

         WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE. Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans will be greatly limited. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including the viability of the construction industry. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

         ADVERSE ECONOMIC CONDITIONS MAY NEGATIVELY IMPACT OUR BUSINESS. In an economic slowdown or during periods of rising interest rates, new construction typically declines, which means the demand for our services will decline. The construction industry, in general, may be adversely affected by slowdown in regional demand for new commercial and residential construction. If demand for new construction declines in the region in which we do business, the demand for our site reclamation services may decline. It is difficult, if not impossible, to predict the demand for reclaiming and stabilizing land in preparation for construction. Depressed demand for new construction would have a material adverse effect on our operations.

         WE FACE COMPETITION FROM LARGER COMPANIES IN OUR BUSINESS. We will be competing against other construction site reclamation and excavation companies such as Hayward Baker, Inc. in California and Case Foundation Company in Arizona, some of which sell their services globally, and some of these providers will have considerably greater resources and abilities than we do. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition. In addition, these companies may have a greater ability to continue operations during periods of low construction demand. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which could adversely affect our competitive position. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a competitive disadvantage.

         WE ARE DEPENDENT ON THE EFFORTS OF MANAGEMENT WHICH IS ESSENTIAL TO OUR SUCCESS. Our success will depend to a significant degree upon the involvement of our management, who will be in charge of strategic planning and operations. The officers, directors, management and advisors have experience in construction site reclamation and preparation, which will be essential to our success. However, we may need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons could be intense and there are no assurances that these individuals will be available to us.

         WE ARE ECONOMICALLY DEPENDENT ON ALANTIC CONTRACTORS LTD. Due to our limited resources and size, we currently subcontract all land stabilization contracts to our one supplier - Alantic Contractors Ltd. Our ability to continue viable operations is dependent upon these services until we can grow our business and develop the ability to deliver the services internally. See "BUSINESS - Material Contracts."

         ANY CHANGE TO GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY. The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably. As many of our planned activities will be subject to federal, state and local regulation, and as these rules are subject to constant change or amendment, there can be no assurance that our operations will not be adversely affected by new or different government regulations, laws or court decisions applicable to our operations.

         A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS. As of the date of this Annual Report, our common stock has not commenced trading on the OTC Bulletin Board. We anticipate that by approximately December 31, 2006 our common stock will have commenced trading on the OTC Bulletin Board. Once trading commences, a decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

         THE POTENTIAL PROFITABILITY IN RECLAMATION AND STABILIZATION OF LAND IN PREPARATION FOR CONSTRUCTION DEPENDS UPON FACTORS BEYOND OUR CONTROL. The potential profitability of our business is dependent upon many factors beyond our control. For instance, markets for geotechnical construction technology may be unpredictable, highly volatile, potentially subject to certain governmental controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for operational expenses have become increasingly difficult, if not impossible, to project. These and other changes and events may materially affect our financial performance.

         OUR RESULTS OF OPERATIONS MAY BE DEPENDENT UPON MARKET DEMAND FOR GEOTECHNICAL CONSTRUCTION TECHNOLOGY, WHICH MAY FLUCTUATE WIDELY AND ARE BEYOND OUR CONTROL. Our revenue, profitability, and cash flow may depend upon the prices and demand for overall construction activity. The construction markets are very volatile and even relatively modest drops may significantly affect our financial results and impede our growth. Construction demand may also affect the amount of future cash flow available for capital expenditures and may affect our ability to raise additional capital.

         Factors that can cause potential profitability fluctuation include: (i) the level of construction demand; (ii) weather conditions; (iii) domestic and foreign governmental regulations; (iv) price and availability of alternative resources for stabilization of lands; (v) technical advances affecting stabilization of land; (vi) political conditions; and (vii) the overall domestic and global economic environments.

         WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Marcus Johnson, Chief Executive Officer and D. Bruce Horton, Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

         OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST. Our officers and directors serve only part time and are subject to conflicts of interest. Each of our executive officers and directors serves only on a part time basis. Each devotes part of his working time to other business endeavors, much time to devote to our affairs, as well as what business opportunities should be presented to the company. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to the company. Because of these relationships, our officers and directors will be subject to conflicts of interest.

RISKS RELATED TO OUR COMMON STOCK

         SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY CERTAIN STOCKHOLDERS MAY RESULT IN SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT YOUR ABILITY TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 16,800,000 shares of common stock issued and outstanding.

         Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to an aggregate of 11,025,000 shares of our common stock (262,500 pre-Forward Stock Split shares) pursuant to a registration statement declared effective on approximately November 18, 2005. As a result of the registration statement: (i) 4,200,000 shares of common stock

(100,000 pre-Forward Stock Split shares) were registered to be issued upon subscription at a purchase price of $1.00 per share; and (ii) 6,825,000 shares of common stock (162,500 pre-Forward Stock Split shares) held by existing shareholders of record were registered, which, if resold, would have an adverse effect on the price of our common stock. To the extent stockholders resold the shares of common stock issued to them (subject to applicable securities law restrictions), the price of our common stock may decrease due to the additional shares of common stock in the market.

         As of the date of this Annual Report, there are no outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. There are no stock options or warrants outstanding.

         Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

         WHEN TRADING COMMENCES, THE TRADING PRICE OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY FLUCTUATE SIGNIFICANTLY AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES. As of the date of this Annual Report, our common stock has not commenced trading on the OTC Bulletin Board. Upon commencement of trading, in addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide demand for geotechnical construction technology; (ii) disappointing results from our operations of site identification and reclamation efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock;
(v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

         In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

         ADDITIONAL ISSUANCES OF EQUITY SECURITIES MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS. Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

         OUR COMMON STOCK WILL BE CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK. Because our stock is not currently traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock will be less than $5 per share, the common stock will be classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock will reduce the market liquidity of our shares, which in turn will affect the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

         LIMITED LIABILITY OF OFFICERS AND DIRECTORS LIMITS INVESTORS' RIGHTS. We have adopted provisions in our Articles of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Nevada corporate law. Our articles generally provide that our officers and directors will have no personal liability to us or our stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. These provisions substantially limit the shareholders' ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors.

         Insofar as indemnification for liability arising under the Securities Act may be permitted to directors, officers and controlling persons of a company pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission this indemnification is against public policy and is, therefore, unenforceable. If a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit or proceeding) is asserted by a director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of counsel, the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether indemnification is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

ITEM 2. DESCRIPTION OF PROPERTIES

         We lease approximately 400 square feet for our principal executive and administrative office space located at 1081 Kent Street, White Rock, British Columbia, Canada V4B 4T2. We currently intend to relocate our principal offices in 2,0000 square feet at another location in the State of California or elsewhere in the western United States. Consideration in selecting an appropriate location include proximity to our clientele and construction sites and the cost of suitable industrial facilities.

ITEM 3. LEGAL PROCEEDINGS

         Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During fiscal year ended May 31, 2006, no matters were submitted to our stockholders for approval.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

         As of the date of this Annual Report, shares of our common stock do not trade on the OTC Bulletin Board or any other exchange. When trading commences, the market for our common stock will be limited and can be volatile.

         As of August 15, 2006, we had 52 shareholders of record.

DIVIDEND POLICY

         No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

         We have not adopted any equity compensation plan.

RECENT SALES OF UNREGISTERED SECURITIES

         As of the date of this Annual Report and during fiscal year ended May 31, 2006, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

PRIVATE PLACEMENT OFFERING

         On December 8, 2005, we completed a private placement offering under Regulation D and Regulation S of the Securities Act of 1933 Securities Act, as amended (the "Securities Act"). Pursuant to the terms of the private placement, we sold 4,200,000 pre-Forward Stock Split shares of our restricted common stock (17,640,000 post-Forward Stock Split shares) at a subscription price of $0.238 per share for aggregate proceeds of $100,000. Therefore, we issued 4,200,000 Pre-Forward Stock Split shares of our restricted common stock to 52 investors in reliance on Regulation D and Regulation S under the Securities Act. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets, and net estimated worth. We issued shares to investors who were either a U.S. accredited resident or a non-U.S. resident. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

         Of the 4,200,000 shares sold in the offering, 162,500 pre-Forward Stock Split shares have been registered on Form SB-2 under the Securities Act with the Securities and Exchange Commission (see section immediately below).

SHARES ELIGIBLE FOR FUTURE SALE

         During fiscal year ended December 31, 2005, we filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "Registration Statement"). The Securities and Exchange Commission declared the Registration Statement effective on February 16, 2006, pursuant to which 100,000 pre-Forward Stock Split shares to be issued were registered and certain purchasers of shares, other than affiliates, may resell their shares of common stock held of record aggregating 162,500 pre-Forward Stock Split shares immediately. A current shareholder who is an "affiliate" of us, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, us, will be required to comply with the resale limitations of Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about us. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (April 5, 2004) to May 31, 2006 and fiscal year ended May 31, 2006, including the notes to those financial statements which are included in this Annual Report.

       ______________________________________________________________________
                                                    For the Period from
                                                    Inception (April 5, 2004)
                                                    to May 31, 2006
       ______________________________________________________________________

       Revenues                                              $ 46,974
       ______________________________________________________________________
       Net Loss                                             ($136,754)
       ______________________________________________________________________
                                                    For the Year Ended May
                                                    31, 2006 (audited)
       ______________________________________________________________________

       Revenue                                               $    -0-
       ______________________________________________________________________
       Direct Costs                                               -0-
       ______________________________________________________________________
       Gross Profit                                               -0-
       ______________________________________________________________________
       Office and general expenses                             14,244
       ______________________________________________________________________

       Consulting Fees                                          8,161
       ______________________________________________________________________
       Professional Fees                                       42,676
       ______________________________________________________________________
       Net Loss for the Year                                ($ 65,081)
       ______________________________________________________________________
                                                    As of May 31, 2006
                                                    (audited)
       ______________________________________________________________________

       Working Capital                                       $ 37,413
       ______________________________________________________________________
       Total Assets                                            73,383
       ______________________________________________________________________
       Total Number of Shares of Common Stock
       Outstanding                                         16,800,000
       ______________________________________________________________________
       Deficit                                               (136,754)
       ______________________________________________________________________
       Total Stockholders Equity                             $ 37,413
       ______________________________________________________________________


MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATION

         FOR FISCAL YEAR ENDED MAY 31, 2006 COMPARED TO FISCAL YEAR ENDED MAY 31, 2005

         Our net loss during fiscal year ended May 31, 2006 was approximately ($65,081) compared to ($66,246) for fiscal year ended May 31, 2005 (a decrease of $1,165).

         During fiscal year ended May 31, 2006, we did not generate any revenue compared to $46,974 in revenue generated during fiscal year ended May 31, 2005. We are in the development stage and, therefore, have not commenced producing significant consistent revenue. During fiscal year ended May 31, 2005, we earned $46,974 of revenue from site reclamation and incurred $56,481 of costs directly relating to that revenue resulting in a gross loss of ($9,507). As we begin to implement our business plan, we expect the number of site reclamation jobs and revenue to increase and direct costs as a percentage of that revenue to fall over the next twelve months.

         During fiscal year ended May 31, 2006, we incurred general and administrative expenses of approximately $65,081 compared to general and administrative expenses of $56,739 during fiscal year ended May 31, 2005 (an increase of $8,342). The general and administrative expenses incurred during fiscal year ended May 31, 2006 consisted of: (i) $42,676 (2005: $20,574) in professional fees; (ii) $14,244 (2005: $18,533) as office and general expenses; and (iii) $8,161 (2005: $17,632) as consulting fees. The slight increase in general and administrative expenses incurred during fiscal year ended May 31, 2006 compared to fiscal year ended May 31, 2005 resulted primarily from the increase in professional fees relating to investigating the opportunities in the construction site reclamation and stabilization business in the United States and to legal fees associated with preparation of the Registration Statement. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

         As discussed above, the slight decrease in net loss during fiscal year ended May 31, 2006 compared to fiscal year ended May 31, 2005 is attributable primarily to the operating gross loss realized during fiscal year ended May 31, 2005. Our net loss during fiscal year ended May 31, 2006 was ($65,081) or ($0.00) per share compared to a net loss of ($66,246) or ($0.00) per share for fiscal year ended May 31, 2005. The weighted average number of shares outstanding was 14,590,685 at May 31, 2006 compared to 9,178,134 at May 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

         As at fiscal year ended May 31, 2006, our current assets were $73,383 and our current liabilities were $35,970, resulting in a working capital surplus of $37,413. As at fiscal year ended May 31, 2006, our total assets were comprised of current assets of $73,383 in cash. As at fiscal year ended May 31, 2006, our total liabilities were comprised of current liabilities of: (i) $19,171 in accounts payable and accrued liabilities; and (ii) $16,799 in amounts due to related parties. See " - Material Commitments."

         Stockholders' equity increased from $2,494 at May 31, 2005 to $37,413 at May 31, 2006.

         We have not generated positive cash flows from operating activities. For fiscal year ended May 31, 2006, net cash flow used in operating activities was ($90,248) compared to net cash flow from operating activities of $591 for fiscal year ended May 31, 2005. Net cash flow used in operating activities during fiscal year ended May 31, 2006 consisted primarily of a net loss of ($65,081) adjusted by ($40,827) to reconcile accounts payable and accrued liabilities.

         During fiscal year ended May 31, 2006, net cash flow provided by financing activities was $99,927 compared to net cash flow from financing activities of $19,000 for fiscal year ended May 31, 2005. Net cash flow from financing activities during fiscal year ended May 31, 2006 pertained primarily to $100,000 received as proceeds from the sale of our shares of common stock.

         We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flow from operations and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. We believe the residential and commercial real estate market in the United States is presently active so we expect the demand for our services will remain stable or increase in the foreseeable future.

PLAN OF OPERATION AND FUNDING

         On December 8, 2005, we closed our private placement offering pursuant to which we issued an aggregate of 4,200,000 pre-Forward Stock Split shares of common stock at $0.238 per share for gross proceeds of $100,000. Existing working capital, further advances and possible debt instruments, anticipated warrant exercises, further private placements, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates that administrative expenses will decrease as a percentage of revenue as our revenue increases over the next twelve months.

         Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

         The reports of the independent registered public accounting firms that accompanies our May 31, 2006 and May 31, 2005 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

         As of the date of this Annual Report, we do not have any significant material commitments for fiscal year 2006/2007.

PURCHASE OF SIGNIFICANT EQUIPMENT

         We do not intend to purchase any significant equipment during the next twelve months.

SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on our future reported financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS


                           Revelstoke Industries, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  May 31, 2006

















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

DALE MATHESON
CARR-HILTON LABONTE
CHARTERED ACCOUNTANTS
                          Partnership of:

                          Robert J. Burkart, Inc.     James F. Carr-Hilton, Ltd.
                          Alvin F. Dale, Ltd.         Peter J. Donaldson, Inc.
                          Wilfred A. Jacobson, Inc.   Reginald J. LaBonte, Ltd.
                          Robert J. Matheson, Inc.    Rakesh I. Patel, Inc.
                          Fraser G. Ross, Ltd.        Brian A. Shaw, Inc.
                          Anthony L. Soda, Inc.
________________________________________________________________________________


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

________________________________________________________________________________


To the Stockholders and Board of Directors of Revelstoke Industries, Inc.

We have audited the balance sheet of Revelstoke Industries, Inc. as at May 31, 2006 and the statements of operations, stockholders' equity and cash flows for the year then ended and for the cumulative period from April 5, 2004 (date of inception) to May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements at May 31, 2005 and for the year then ended, and for the period April 5, 2004 (date of inception) to May 31, 2005 were audited by other auditors whose report dated July 14, 2005 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from April 5, 2004 (date of inception) to May 31, 2005 reflect a total net loss of $71,673 of the related cumulative totals. The other auditors' reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior period, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2006 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended and for the period from April 5, 2004 (date of inception) to May 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported net losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             "DALE MATHESON CARR-HILTON LABONTE"

                                                           CHARTERED ACCOUNTANTS
Vancouver, B.C.
August 31, 2006

A MEMBER OF MGI INTERNATIONAL, A WORLDWIDE NETWORK OF INDEPENDENT ACCOUNTANTS AND BUSINESS ADVISORS

VANCOUVER Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1,
          Tel: 604 687 4747 * Fax: 604 689 2778 - Main Reception
          Suite 1700 - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1,
          Tel: 604 687 4747 * Fax: 604 687 4216

CHARTERED ACCOUNTANTS                           1100 - 1177 West Hastings Street
MacKay LLP                                                             mackay.ca
                                                           Vancouver, BC 46E 4T5
                                                               Tel: 604-687-4511
                                                               Fax: 604-687-5805
                                                       Toll Free: 1-800-351-0426
                                                                www.MacKayLLP.ca



Report of Registered Public Accounting Firm

To the Shareholders of
Revelstoke Industries, Inc.
(a Development Stage Enterprise)


We have audited the balance sheets of Revelstoke Industries, Inc., (a development stage enterprise) as at May 31, 2005 and May 31, 2004 and the statements of operations and deficit, stockholders' equity, and cash flows for the year ended May 31, 2005 and for the periods from inception on April 5, 2004 to May 31, 2004 and May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2005 and May 31, 2004 and the results of its operations and its cash flows for the year ended May 31, 2005 and the periods from inception on April 5, 2004 through May 31, 2004 and May 31, 2005, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Vancouver, Canada.                                             "MacKay LLP"
July 14, 2005                                              Chartered Accountants



                           REVELSTOKE INDUSTRIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                           May 31,         May 31,
                                                                            2006            2005
__________________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
   Cash                                                                   $  73,383       $ 63,704
     Due from related party (Note 4)                                              -          7,285
   Prepaid expenses                                                               -          8,375
__________________________________________________________________________________________________

                                                                          $  73,383       $ 79,364
==================================================================================================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               $  19,171       $ 17,000
   Due to related parties (Note 4)                                           16,799         59,870
__________________________________________________________________________________________________
                                                                             35,970         76,870
__________________________________________________________________________________________________

CONTINGENCY AND COMMITMENTS (Notes 1 and 6)

STOCKHOLDERS' EQUITY
   Capital stock (Note 3)
   Authorized
      50,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      16,800,000 shares of common stock (May 31, 2005 - 12,600,000)          16,800            300
   Additional paid-in capital                                               157,367         73,867
   Deficit accumulated during the development stage                        (136,754)       (71,673)
__________________________________________________________________________________________________
                                                                             37,413          2,494
__________________________________________________________________________________________________
                                                                          $  73,383       $ 79,364
==================================================================================================


    The accompanying notes are an integral part of these financial statements



                           REVELSTOKE INDUSTRIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                    Cumulative
                                                                                    results from
                                                                                    April 5, 2004
                                               Year ended         Year ended        (inception) to
                                              May 31, 2006       May 31, 2005       May 31, 2006
__________________________________________________________________________________________________


REVENUE                                        $         -         $ 46,974           $  46,974
__________________________________________________________________________________________________

 DIRECT COSTS                                            -           56,481              56,481
__________________________________________________________________________________________________

GROSS MARGIN (LOSS)                                      -           (9,507)             (9,507)
__________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                               14,244           18,533              32,904
     Consulting fees                                 8,161           17,632              29,093
   Professional fees                                42,676           20,574              65,250
__________________________________________________________________________________________________
                                                   (65,081)         (56,739)           (127,247)
__________________________________________________________________________________________________

NET LOSS                                       $   (65,081)        $(66,246)          $(136,754)
==================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE        $     (0.00)        $  (0.00)

===========================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING -BASIC AND DILUTED                  14,590,685        9,178,134
===========================================================================


    The accompanying notes are an integral part of these financial statements



                           REVESTOKE INDUSTRIES, INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

          FOR THE PERIOD FROM APRIL 5, 2004 (INCEPTION) TO MAY 31, 2006

                                                                                   Deficit
                                           Common Stock                          Accumulated
                                      _______________________     Additional     During the
                                      Number of                    Paid-in       Development
                                       shares         Amount       Capital          Stage           Total
_________________________________________________________________________________________________________

Common stock issued for cash at
   $0.0016 per share
      April 5, 2004                    5,775,000     $    138      $  9,029       $       -      $  9,167

Net loss for the period                        -            -             -          (5,427)       (5,427)
_________________________________________________________________________________________________________

Balance, May 31, 2004                  5,775,000          138         9,029          (5,427)        3,740

Common stock issued for cash at
   $0.009 per share
      November 30, 2004                6,825,000          162        64,838               -        65,000

Net loss for the period                        -            -             -         (66,246)      (66,246)
_________________________________________________________________________________________________________

Balance, May 31, 2005                 12,600,000          300        73,867         (71,673)        2,494

Common stock issued for cash at
   $0.238 per share
      December 8, 2005                 4,200,000          100        99,900               -       100,000

Reclassification for stock split,
   May 1, 2006 (Note 3)                   16,400      (16,400)            -               -             -
Net loss                                       -            -             -         (65,081)      (65,081)
_________________________________________________________________________________________________________

Balance, May 31, 2006                 16,800,000     $ 16,800      $157,367       $ 136,754      $ 37,413
=========================================================================================================


    The accompanying notes are an integral part of these financial statements



                           REVELSTOKE INDUSTRIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                Cumulative
                                                                                                results from
                                                                                                April 5, 2004
                                                               Year ended       Year ended      (inception) to
                                                              May 31, 2006     May 31, 2005     May 31, 2006

______________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $(65,081)        $(66,246)        $(136,754)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Due from related party                                       7,285           (7,285)           16,799
      Prepaid expenses                                             8,375            2,625                 -
     Accounts payable and accrued liabilities                    (40,827)          71,497            19,171
______________________________________________________________________________________________________________

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (90,248)             591          (100,784)
______________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Promissory notes repaid                                            -          (45,000)                -
  Proceeds on sale of common stock                               100,000           65,000           174,167
   Repayments to related parties                                     (73)          (1,000)                -
______________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                         99,927           19,000           174,167
______________________________________________________________________________________________________________

NET INCREASE IN CASH                                               9,679           19,591            73,383

CASH, BEGINNING                                                   63,704           44,113                 -
______________________________________________________________________________________________________________

CASH, ENDING                                                    $ 73,383         $ 63,704         $  73,383
==============================================================================================================

Supplemental disclosures with respect to cash flows:

  Interest paid                                                 $      -         $      -         $       -
==============================================================================================================

  Income taxes paid                                             $      -         $      -         $       -
==============================================================================================================


    The accompanying notes are an integral part of these financial statements


REVELSTOKE, INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2006
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

The Company was incorporated in the State of Nevada on April 5, 2004. The Company is engaged in the business of reclaiming and stabilizing land in preparation for construction in the United States of America. The Company has elected a fiscal year of May 31. On May 5, 2006; the Company completed a forward stock split by the issuance of 42 new shares for each 1 outstanding share of the Company's common stock.

GOING CONCERN
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $136,754. The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its initial operations by way of private placements and advances from related parties as may be required.

COMPARATIVE FIGURES
Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION
These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Accordingly, actual results could differ from those estimates.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2006 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NET LOSS PER SHARE
The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

REVELSTOKE, INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2006
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
________________________________________________________________________________

REVENUE RECOGNITION
The Company derives its revenues from land stablization contracts and recognizes those revenues on the percentage of completion basis. Revenue is measured by the Proportion of construction costs incurred to date as a percentage of estimated total construction costs. The Company records provisions for estimated losses on uncompleted contracts in the period in which those losses are determined.

STOCK-BASED COMPENSATION
On March 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No.
123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on March 1, 2006, the first day of the Company's second quarter in fiscal 2007 . Stock-based compensation expense for awards granted prior to March 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodogies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

REVELSTOKE, INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2006
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

NOTE 3 - STOCKHOLDERS' EQUITY
________________________________________________________________________________

The Company's capitalization is 50,000,000 common shares with a par value of $0.001 per share.

On May 1, 2006, a majority of shareholders and the directors of the Company approved a special resolution to undertake a forward stock split of the common stock of the Company on a 42 new shares for 1 old share basis whereby 16,400,000 common shares were issued pro-rata to shareholders of the Company as of the record date on May 1, 2006.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 42:1 forward split have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

2004 SHARE TRANSACTIONS
On April 5, 2004 the Company completed private placements for 5,775,000 shares of the Company's common stock at a price of $0.0016 per share, with net proceeds to the Company of $9,167.

On November 30, 2004 the Company completed private placements for 6,825,000 shares of the Company's common stock at a price of $0.009 per share, with net proceeds to the Company of $65,000.

2005 SHARE TRANSACTIONS
On December 8, 2005 the Company completed private placement for 4,200,000 shares of the Company's common stock at a price of $0.238 per share, with net proceeds to the Company of $100,000.

To May 31, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

REGISTRATION STATEMENT
Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to an aggregate of 11,025,000 shares of the Company's common stock (262,500 pre-Forward Stock Split shares) pursuant to an SB-2 Registration Statement filed November 16, 2005. As a result of the Registration Statement: (i) 4,200,000 shares of common stock (100,000 pre-Forward Stock Split shares) were registered to be issued upon subscription at a purchase price of $1.00 per share; and (ii) 6,825,000 shares of common stock (162,500 pre-Forward Stock Split shares) held by existing shareholders of record were registered.

NOTE 4 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

A company which is owned by a significant shareholder of the Company is owed $16,799 as of May 31, 2006 ($59,797 - May 31, 2005) for consulting and sub-contracts on land stabilization programs which were provided in the year ended May 31, 2005. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.

REVELSTOKE, INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2006
________________________________________________________________________________


NOTE 4 - RELATED PARTY TRANSACTIONS (continued)
________________________________________________________________________________

As of May 31, 2005 a former director and shareholder of the Company was indebted to the Company for $7,285 for prepaid travel expenses. The Company also owed him $3 as of May 31, 2005 which was repaid in 2006. This advance was unsecured, non-interest bearing and had no set terms of repayment. During the year ended May 31, 2006 the advance was determined to be unrecoverable and was expensed as office and general.

The above transactions have been in the normal course of operations and, in management's opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

(Refer to Note 6.)

NOTE 5 - INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of May 31, 2006, the Company had net operating loss carry forwards of approximately $137,000 that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income taxes at statutory rates with the Company's effective tax rate is as follows:



                                                                   May 31, 2006       May 31, 2005
                                                                         $                  $
                                                                   _______________________________

     Loss before income taxes                                        (65,081)           (66,246)
     Federal income tax statutory rate                                  35.0%              35.0%
                                                                     __________________________

     Expected income tax recovery                                    (22,778)           (23,186)
     Non-deductible items for tax purposes                                 -                171
     Unrecognized benefit of non-capital loss carry forwards          22,778             23,015
                                                                     __________________________
     Future income tax provision (recovery)                                -                  -
                                                                     ==========================

The significant components of the company's income tax assets are as follows:

                                                                   May 31, 2006       May 31, 2005
                                                                         $                  $
                                                                   _______________________________
     Future income tax assets:
     Loss carry forwards                                              47,950             24,914
     Valuation allowance                                             (47,950)           (24,914)
                                                                     __________________________
     Net future tax assets                                                 -                  -
                                                                     ==========================


As the criteria for recognizing deferred income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior periods.

REVELSTOKE, INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2006
________________________________________________________________________________


NOTE 6 - COMMITMENT
________________________________________________________________________________

On January 27, 2005, the Company entered into an agreement of understanding with Alantic Contractors Ltd. (the "Alantic Agreement"), pursuant to which Alantic will provide the Company with guidance in launching its operations within the United States, advise on operational matters and assist in promoting the Company's business through Alantic's existing associates. Alantic is a private company engaged in the business of site preparation and reclamation by reloading. An officer and director of Alantic is also a significant shareholder of the Company.

The Company will compensate Alantic for their goods and services on a cost plus basis, which entails payment for their costs plus a markup of 5% for overhead and 10% for profit for a total of a 15% markup. The Company will also pay Alantic a flat fee in the amount of $2,500 plus travel expenses to appraise the viability of individual prospective projects. An officer and director of Alantic is also a significant shareholder of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On August 6, 2006, our Board of Directors approved termination of the services of MacKay LLP ("MacKay") as our principal independent accountant. Termination of the services of MacKay was a result of communication between us and MacKay regarding a mutual decision that it would be in our best interests to effect a change in auditors in order to address the needs of a small business development company. During our two most recent fiscal years and any subsequent interim period preceding the resignation of MacKay, there were no disagreements with MacKay which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MacKay, would have caused MacKay to make reference to the subject matter of the disagreements in connection with its reports. The report of MacKay for fiscal years ended May 31, 2005 indicated the following:

            "The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         Except as described in the immediately preceding paragraph, the report of MacKay did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         On August 11, 2006, our Board of Directors approved and authorized the engagement of the services of Dale Matheson Car-Hilton LaBonte, Chartered Accountants ("DMCL"). DMCL's address is 1500-1140 West Pender Street, Vancouver, British Columbia, Canada V6E 4G1.

            We did not previously contact DMCL prior to its engagement regarding application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and nether written nor oral advice was sought by us from DMCL prior to its engagement regarding an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2006. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

         As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

         Our Board of Directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

ITEM 8B. OTHER INFORMATION

         Not applicable.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

         Our directors and executive officers, their ages, positions held are as follows:


         __________________________________________________________

         Name                 Age       Position with the Company
         __________________________________________________________

         Marcus Johnson       57        President/Chief Executive
                                        Officer/Principal Executive
                                        Officer and Director
         __________________________________________________________

         D. Bruce Horton      61        Secretary/Treasurer/Chief
                                        Financial Officer/Principal
                                        Accounting Officer
         __________________________________________________________

         Alan Sedgwick        53        Director
         __________________________________________________________

         Stephen Jewett       67        Director
         __________________________________________________________


BUSINESS EXPERIENCE

         The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

         MARCUS JOHNSON. Marcus Johnson has been our President/Chief Executive Officer/Principal Executive Officer and a director since March 2006. For the past ten years, Mr. Johnson has been active in management in both the private and public sectors as a consultant to management with an emphasis on investor relations and awareness. Mr. Johnson has performed consulting services for Intergold Corporation, now known as Lexington Resources, Inc., and Vega-Atlantic Corporation, now known as Transax International Limited. Mr. Johnson is a professional architect and a member of the American Institute of Architects. Mr. Johnson has been the professional architectural consultant of record on various commercial projects and is a consultant to Exterior Research & Design LLC, where he is currently retained as an expert for determining architectural management standards.

         D. BRUCE HORTON. D. Bruce Horton has been our Secretary/Treasurer/Chief Financial Officer/Principal Accounting Officer and a director since March 2006. During the past five years, Mr. Horton has been active in the financial arena in both the private and public sectors as an accountant and financial management consultant with an emphasis on corporate financial reporting, financing and tax planning. Mr. Horton has specialized in corporate management, re-organization, merger and acquisition, international tax structuring, and public and private financing for over thirty years. From 1972 through 1986, Mr. Horton was a partner in a public accounting firm. In 1986, Mr. Horton co-founded the Clearly Canadian Beverage Corporation, of which he was a director and chief financial officer from June 1986 to May 1997. He is a principal consultant in Calneva Financial Services Ltd. that provides accounting and financial management consulting services as well as investment banking services focusing on venture capital opportunities in Asia. Mr. Horton is also director and audit committee member to Uranium Energy Corp. (since March 2005) and Morgan Creek Energy Corp.

         ALAN SEDGWICK. Alan Sedgwick has been a director since inception. From approximately 1992 to present, Mr. Sedgwick has been an automotive lease specialist for Ocean Park Ford Ltd., a motor vehicle dealer located in White Rock, British Columbia, Canada. After graduating from Southern Alberta Institutes of Technology (Business Administration) in 1975, Mr. Sedgwick developed a diverse 30-year background in direct marketing and sales. During the mid-seventies, he recognized the potential of the mini-computer and became of the first to market them in western Canada for Olivetti Canada. After moving to British Columbia, Mr. Sedgwick formed The Nova Communication Group, which was active in all aspects of advertising and promotion of small and mid-sized companies in the interior of the province. At the same time, Mr. Sedgwick ventured into the food and beverage industry, opening Jonathan Segal's Bar & Restaurant Ltd. For the past fifteen years, Mr. Sedwick has been in the automotive leasing industry, focusing on niche markets such as the British Columbia film industry.

         STEPHEN JEWETT. Stephen Jewett has been a director since May 2006. Since 1978, Mr. Jewett has been the owner of Stephen Jewett - Chartered Accountants. During his career, Mr. Jewett was auditor of several public companies. Mr. Jewett received his degree as a Chartered Accountant from the Institute of Chartered Accountants of British Columbia and is the audit committee's financial expert.

FAMILY RELATIONSHIPS

         There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

         None of our directors or officers received an annual salary and bonus that exceeded $100,000 during fiscal years ended May 31, 2006 or 2005. Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf. We presently have no pension, health, annuity, insurance, profit sharing, stock option or similar benefit plans. Neither Mr. McDougall, our prior Chief Executive Officer, nor Mr. Johnson, our current Chief Executive Officer, received any compensation from the Company.

EMPLOYMENT CONTRACTS

         As of the date of this Annual Report, there are no employment agreements in place with any employee, officer or director. As we receive funding and hire employees and engage consultants, employment and consulting agreements may be considered.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of August 28, 2006, there are 16,800,000 shares of common stock issued and outstanding.

__________________________________________________________________________
                                                                Percent of
Name and Address of Beneficial       Amount and Nature of       Beneficial
Owner                                Beneficial Ownership       Ownership
__________________________________________________________________________

Darlene Rodocker                        2,625,000 (1)             15.63%
1081 Kent Street
White Rock, British Columbia
Canada V4B 4T2
__________________________________________________________________________

Alan Sedgwick                           2,625,000 (1)             15.63%
1081 Kent Street
White Rock, British Columbia
Canada V4B 4T2
__________________________________________________________________________

Janet Shiels                            2,100,000 (1)             12.50%
6156 224th Street
Langley, British Columbia
Canada V4B 4T2
__________________________________________________________________________

Russell J. Shiels                       3,150,000 (1)             18.75%
6156 224th Street
Langley, British Columbia
Canada V2Y 2L5
__________________________________________________________________________

Steve Jewett                                  -0-                     0%
14977 21st Avenue
Surrey, British Columbia
Canada V4A 8G3
__________________________________________________________________________

Marcus Johnson                                -0-                     0%
14977 21st Avenue
Surrey, British Columbia
Canada V4A 8G3
__________________________________________________________________________

D. Bruce Horton                               -0-                     0%
14977 21st Avenue
Surrey, British Columbia
Canada V4A 8G3
__________________________________________________________________________

All officers and directors as           2,625,000 (1)             15.63%
a group (4 persons)
__________________________________________________________________________

         (1) These are free-trading shares and non-restricted.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction from April 5, 2004 to the date of this Annual Report, or in any proposed transactions, which has materially affected or will materially affect us.

ALANTIC AGREEMENT

On approximately January 27, 2005, we entered into an agreement of understanding with Alantic (the "Alantic Agreement"), pursuant to which Alantic will provide us with guidance in launching our operations within the United States, advise on operational matters and assist us in promoting our business through Alantic's existing associates. In accordance with the terms and provisions of the Alantic
Agreement: (i) we will utilize our contacts and business network to procure potential properties within the United States for site preparation and reclamation; (ii) Alantic will act as contractor and perform services including, but not limited to, the following: (a) establish initial budgets, (b) supervise and procure engineering services, (c) obtain state and local regulatory approvals, (d) prepare periodic project budget reviews, (e) implement systems to conform to local and state regulations, (f) supervise construction team, including site engineering by Alantic's own staff engineer, (g) acquire equipment and/or services of local subcontrators, (h) select and source potential fill materials, and (i) establish and direct day-to-day operations; and (iii) we shall compensate Alantic for their goods and services on a cost plus basis, which entails payment for their costs plus a markup of 5% for overhead and 10% for profit for a total of a 15% markup and a flat fee in the amount of $2,500 plus travel expenses to appraise the viability of individual prospective projects.

         Mr. Russell J. Shiels, one of our principal shareholders, is the sole shareholder and officer/director of Alantic.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.

           3.1  Articles of Incorporation (1)

           3.2  Bylaws of Revelstoke Industries, Inc. (1)

         10.01 Letter of Understanding between Revelstoke Industries, Inc. and Alantic Contractors Ltd. dated January 27, 2005. (1)

          23.1  Consent of MacKay LLP dated September 13, 2006

          31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

          31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

          32.1 Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

          32.2 Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

         (1) Incorporated by reference to exhibits filed to the Registration Statement on Form SB-2 with the Securities and Exchange Commission on May 13, 2005.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

         During fiscal year ended May 31, 2006, we incurred approximately $18,000__ in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended May 31, 2006 and for the review of our financial statements for the quarters ended August 31, 2005, November 30, 2005 and February 28, 2006.

         During fiscal year ended May 31, 2006, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          REVELSTOKE INDUSTRIES, INC.


Dated: September 12, 2006                 By: /s/ MARCUS JOHNSON
                                              _______________________________
                                              Marcus Johnson, President/Chief
                                              Executive Officer



Dated: September 12, 2006                 By: /s/ D. BRUCE HORTON
                                              ________________________________
                                              D. Bruce Horton, Treasurer/Chief
                                              Financial Officer