Form 10QSB
period 2006-08-31
Revelstoke Industries, Inc.
filed 2006-10-12
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                         Commission file number 0-32593

                              REVELSTOKE INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                98-0441019
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)


                                1081 Kent Street
                          White Rock, British Columbia
                                 Canada V4B 4T2
                         (Address of Principal Executive Offices)

                                 (604) 240.8072
                           (Issuer's telephone number)

                                14977 21st Avenue
                            Surrey, British Columbia
                                 Canada V4A 8G3
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X       No
                                           _______      ______

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                                        Yes          No   X
                                           _______      ______

                    Applicable   only  to   issuers   involved   in   bankruptcy
proceedings during the preceding five years.

                                       N/A

         Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                        Yes           No
                                           _______      ______

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of October 4, 2006

Common Stock, $.001 par value          9,300,000

Transitional Small Business Disclosure Format (check one)

     Yes      No  X

PART I.  FINANCIAL INFORMATION                                                1

ITEM 1.  INTERIM FINANCIAL STATEMENTS

         BALANCE SHEETS                                                     F-1

         INTERIM STATEMENTS OF OPERATIONS                                   F-2

         INTERIM STATEMENTS OF CASH FLOWS                                   F-3

         NOTES TO INTERIM FINANCIAL STATEMENTS                        F-4 - F-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATION                                    2

ITEM 3.  CONTROLS AND PROCEDURES                                              6

PART II. OTHER INFORMATION                                                    7

ITEM 1.  LEGAL PROCEEDINGS                                                    7

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            7

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  7

ITEM 5.  OTHER INFORMATION                                                    8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     8

SIGNATURES                                                                    9

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                           REVELSTOKE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2006

                                   (UNAUDITED)








BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS





                           REVELSTOKE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                                                              August 31,          May 31,
                                                                                                 2006               2006
------------------------------------------------------------------------------------------ ----------------- ------------------
                                                                                             (unaudited)

                                                             ASSETS

CURRENT ASSETS

   Cash                                                                                         $   63,103         $    73,383



------------------------------------------------------------------------------------------ ----------------- ------------------

                                                                                                $   63,103         $    73,383
========================================================================================== ================= ==================



                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                     $   26,757         $    19,171
   Due to related parties (Note 4)                                                                  16,799              16,799

------------------------------------------------------------------------------------------ ----------------- ------------------

                                                                                                    43,556              35,970
------------------------------------------------------------------------------------------ ----------------- ------------------

CONTINGENCY AND COMMITMENTS (Notes 1 and 6)

STOCKHOLDERS' EQUITY
   Capital stock (Note 3)
   Authorized
      50,000,000 shares of common stock, $0.001 par value, Issued and outstanding

      16,800,000 shares of common stock (May 31, 2006 - 16,800,000)                                 16,800              16,800
   Additional paid-in capital                                                                      157,367             157,367
   Deficit accumulated during the development stage                                               (154,620)           (136,754)

------------------------------------------------------------------------------------------ ----------------- ------------------

                                                                                                    19,547              37,413
------------------------------------------------------------------------------------------ ----------------- ------------------

                                                                                                $   63,103         $    73,383
========================================================================================== ================= ==================




The accompanying notes are an integral part of these interim financial statements



                           REVELSTOKE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                               Cumulative
                                                                                                              results from
                                                                         Three months      Three months       April 5, 2004
                                                                             ended             ended         (inception) to
                                                                          August 31,        August 31,         August 31,
                                                                              2006              2005              2006
  --------------------------------------------------------------------- ---------------- ------------------ ------------------

  REVENUE                                                                  $                   $        -        $    46,974
  --------------------------------------------------------------------- ---------------- ------------------ ------------------

   DIRECT COSTS                                                                      -                  -             56,481
  --------------------------------------------------------------------- ---------------- ------------------ ------------------

  GROSS MARGIN (LOSS)                                                                -                  -             (9,507)
  --------------------------------------------------------------------- ---------------- ------------------ ------------------

  GENERAL AND ADMINISTRATIVE EXPENSES
     Office and general                                                            335                609             33,239
       Consulting fees                                                               -              3,296             29,093
     Professional fees                                                          17,531             12,539             82,781
  --------------------------------------------------------------------- ---------------- ------------------ ------------------
                                                                               (17,866)           (16,444)          (145,113)
  --------------------------------------------------------------------- ---------------- ------------------ ------------------

  NET LOSS                                                                 $   (17,866)        $  (16,444)       $  (154,620)
  ===================================================================== ================ ================== ==================




  BASIC AND DILUTED LOSS PER COMMON SHARE                                  $     (0.00)        $    (0.00)
  ===================================================================== ================ ==================

  WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND
  DILUTED                                                                   16,800,000         12,600,000
  ===================================================================== ================ ==================


 The accompanying notes are an integral part of these interim financial statements




                           REVELSTOKE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                    Cumulative
                                                                                                                   results from
                                                                                Three months     Three months      April 5, 2004
                                                                                    ended            ended        (inception) to
                                                                                  August 31,       August 31,       August 31,
                                                                                     2006             2005              2006
------------------------------------------------------------------------------ ---------------- ---------------- ------------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $   (17,866)     $  (16,444)       $  (154,620)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Accounts receivable                                                                    -            (740)                 -
      Due from related party                                                                 -               -             16,799
      Prepaid expenses                                                                       -           8,075                  -
     Accounts payable and accrued liabilities                                            7,586        (41,873)             26,757
------------------------------------------------------------------------------ ---------------- ---------------- ------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    (10,280)        (50,982)          (111,064)
------------------------------------------------------------------------------ ---------------- ---------------- ------------------


CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds on sale of common stock                                                           -               -            174,167
------------------------------------------------------------------------------ ---------------- ---------------- ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    -               -            174,167
------------------------------------------------------------------------------ ---------------- ---------------- ------------------

NET INCREASE (DECREASE) IN CASH                                                        (10,280)        (50,982)            63,103


CASH, BEGINNING OF PERIOD                                                               73,383          63,704                  -
------------------------------------------------------------------------------ ---------------- ---------------- ------------------

CASH, ENDING OF PERIOD                                                             $    63,103      $   12,722        $    63,103
============================================================================== ================ ================ ==================




Supplemental disclosures with respect to cash flows:

  Interest paid                                                                    $         -      $        -        $         -
============================================================================= ================= ================ ==================

  Income taxes paid                                                                $         -      $        -        $         -
============================================================================= ================= ================ ==================





 The accompanying notes are an integral part of these interim financial statements


REVELSTOKE, INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

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

GOING CONCERN
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $154,620. The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its initial operations by way of private placements and advances from related parties as may be required.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

COMPARATIVE FIGURES
Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31, 2006 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

REVELSTOKE, INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2006 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

NET LOSS PER SHARE
The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.
--------------------------------------------------------------------------------

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

REVENUE RECOGNITION
The Company derives its revenues from land stabilization contracts and recognizes those revenues on the percentage of completion basis. Revenue is measured by the proportion of construction costs incurred to date as a percentage of estimated total construction costs. The Company records provisions for estimated losses on uncompleted contracts in the period in which those losses are determined.

STOCK-BASED COMPENSATION
On March 1, 2006,  the Company  adopted  SFAS No. 123  (revised  2004) (SFAS No.
123R), SHARE-BASED PAYMENT, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on March 1, 2006, the first day of the Company's second quarter in fiscal 2006. Stock-based compensation expense for awards granted prior to March 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

REVELSTOKE, INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re- measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.
--------------------------------------------------------------------------------

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

NOTE 3 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

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

To August 31, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

REVELSTOKE, INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2006 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

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

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------


 A company which is owned by a significant shareholder of the Company is owed $16,799 as of August 31, 2006 ($16,799 - May 31, 2006) for consulting and sub-contracts on land stabilization programs which were provided in the year ended May 31, 2005. The amounts payable are unsecured, non-interest bearing with no set terms of repayment.


The above  transactions  have been in the normal  course of  operations  and, in
management's  opinion,   undertaken  with  the  same  terms  and  conditions  as
transactions with unrelated parties.

(Refer to Note 6.)

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------


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

A reconciliation of income taxes at statutory rates with the Company's effective tax rate is as follows:

                                                           May 31, 2006
                                                                 $
                                                        ---------------------


Loss before income taxes                                            (65,081)
Federal income tax statutory rate                                      35.0%
                                                        ---------------------


Expected income tax recovery                                        (22,778)
Non-deductible items for tax purposes                                     -
Unrecognized benefit of non-capital loss carry forwards              22,778
                                                        ---------------------

Future income tax provision (recovery)                                    -
                                                        =====================


The significant components of the company's income tax assets are as follows:

                                                            May 31, 2006
                                                                  $
                                                        ----------------------

Future income tax assets:
Loss carry forwards                                                   47,950
Valuation allowance                                                  (47,950)
                                                        ----------------------

Net future tax assets                                                      -
                                                        ======================

REVELSTOKE, INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2006 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES (CONTINUED)
--------------------------------------------------------------------------------


As the criteria for recognizing deferred income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior periods.


NOTE 6 - COMMITMENT
--------------------------------------------------------------------------------

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


NOTE 7 - SUBSEQUENT EVENTS

--------------------------------------------------------------------------------


On September 27, 2006 four founding shareholders returned 7,500,000 of their restricted founders' shares, previously issued at $0.0016 - $0.009 per share, to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the founding shareholders in order to make the share capital of the Company more attractive to potential investors.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

         Revelstoke Industries, Inc. is a corporation organized under the laws of the State of Nevada on April 5, 2004 (herein known as "we", "our", "us" or the "Company"). We currently trade on the OTC Bulletin Board under the symbol "RVSK".

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

CURRENT BUSINESS OPERATIONS

         We are currently engaged in the identification of certain parcels of land for the purpose of reclaiming and stabilizing such land in preparation for construction throughout Canada and the United States. We currently identify, reclaim and stabilize such parcels of property under the expertise of Alantic Contractors Ltd., a construction contractor company with over thirty years experience ("Alantic"). Using Alantic's management and expertise, we intend to expand into the United States market for construction and reclamation and preparation. We believe there are significant parcels of land in the United States, including largely peat-bearing lands, currently not viable for development because they are unstable. Traditional techniques and costs to develop such lands would render the land prohibitively expensive. Therefore, we intend to open our first sales office on the west coast of the United States and market our services to large and mid-size commercial builders. Until we have established a sufficient client base to justify hiring full-time staff, we will act essentially as a marketing and contracting company. All land reclamation contracts we enter into will be subcontracted to Alantic. As we gain clients and as revenue increases, we intend to open one or more west coast construction offices and hire experience staff to manage our land reclamation contracts ourselves. See " --- Material Commitments."

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED AUGUST 31, 2006 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 2005

         Our net loss for the three-month period ended August 31, 2006 was approximately ($17,866) compared to a net loss of ($16,444) during the three-month period ended August 31, 2005 (an increase of $1,452).

         During the three-month periods ended August 31, 2006 and 2005, we did not generate any revenue. During the three-month period ended August 31, 2006, we incurred general and administrative expenses in the aggregate amount of $17,866 compared to general and administrative expenses incurred during the three-month period ended August 31, 2005 of $16,444. Administrative expenses incurred during the three-month period ended August 31, 2006 primarily consisted of: (i) professional fees of $17,531 (2005: $12,539); (ii) office and general expenses of $335 (2005: $579); and (iii) consulting fees of $-0- (2005: $3,296).
General and administrative expenses slightly increased during the three-month period ended August 31, 2006 due to an increase in professional fees relating to investigating the opportunities in the construction site reclamation and stabilization business in the United States and to continuing legal fees associated with completion of the Registration Statement on Form SB-2. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

         As discussed above, the increase in net loss during the three-month period ended August 31, 2006 compared to the three-month period ended August 31, 2005 is attributable primarily to the increase in overall general and administrative expenses relating primarily to professional fees. Our net loss during the three-month period ended August 31, 2006 was approximately ($17,866) or ($0.00) per share compared to a net loss of ($16,414) or ($0.00) during the three-month period ended August 31, 2005. The weighted average number of shares outstanding was 16,800,000 for the three-month period ended August 31, 2006 compared to 12,600,000 for the three-month period ended August 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

THREE-MONTH PERIOD ENDED AUGUST 31, 2006

         As of the three-month period ended August 31, 2006, our current assets were $63,103 and our current liabilities were $43,556, which resulted in a working capital surplus of $19,547. As of the three-month period ended August 31, 2006, our total assets consisted of the $63,103 in cash. As of the three-month period ended August 31, 2006, our total liabilities consisted of:
(i) $26,757 in accounts payable and accrued liabilities; and (ii) $16,799 due to related parties.

         Stockholders' equity decreased from $37,413 at fiscal year ended May 31, 2006 to $19,547 as at August 31, 2006.

         We have not generated positive cash flows from operating activities. For the three-month period ended August 31, 2006, net cash flows used in operating activities was ($10,280) compared to net cash flows used in operating activities for the three-month period ended August 31, 2005 of ($50,982). Net cash flows used in operating activities for the three-month period ended August 31, 2006 consisted primarily of a net loss of ($17,866). Net cash flows used in operating activities was adjusted by $7,586 to reflect the increase in accounts payable and accrued liabilities.

PLAN OF OPERATION

         During fiscal year ended May 31, 2006, we closed a private placement offering pursuant to which we issued an aggregate of 4,200,000 shares of common stock (100,000 pre-forward stock split shares) at $0.0238 per share for gross proceeds of $100,000. Existing working capital, further advances and possible debt instruments, anticipated warrant exercises, further private placements, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates that administrative expenses will decrease as a percentage of revenue as our revenue increases over the next twelve months.

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

         The report of the independent registered public accounting firm that accompanies our fiscal year end May 31, 2006 and May 31, 2005 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

         As of the date of this Quarterly Report, we do not have any significant material commitments for fiscal year 2006/2007 other than the contractual arrangement described below.

ALANTIC CONTRACTORS LTD.

         On approximately January 27, 2005, we entered into an agreement of understanding with Alantic Contractors Ltd. ("Alantic"), a construction contract company with over thirty years experience (the "Alantic Agreement"). Pursuant to the Alantic Agreement, Alantic will provide us with guidance in launching our operations within the United States, advise on operational matters and assist us in promoting our business through Alantic's existing associates. In accordance with the terms and provisions of the Alantic Agreement: (i) we will utilize our contacts and business network to procure potential properties within the United States for site preparation and reclamation; (ii) Alantic will act as contractor and perform services including, but not limited to, the following: (a) establish initial budgets, (b) supervise and procure engineering services, (c) obtain state and local regulatory approvals, (d) prepare periodic project budget reviews, (e) implement systems to conform to local and state regulations, (f) supervise construction team, including site engineering by Alantic's own staff engineer, (g) acquire equipment and/or services of local subcontrators, (h) select and source potential fill materials, and (i) establish and direct day-to-day operations; and (iii) we shall compensate Alantic for their goods and services on a cost plus basis, which entails payment for their costs plus a markup of 5% for overhead and 10% for profit for a total of a 15% markup and a flat fee in the amount of $2,500 plus travel expenses to appraise the viability of individual prospective projects.

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

ITEM III. CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Treasurer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at August 31, 2006. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange

Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On approximately September 27, 2006, four of our founding shareholders returned an aggregate of 7,500,000 shares of restricted common stock held of record to our treasury. Pursuant to board of director written consent and approval, we subsequently cancelled the 7,500,000 shares of restricted common stock. The 7,500,000 shares of common stock were returned to treasury for no consideration to the four shareholders in order to make our share capital more attractive to potential investors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No report required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No report required.

ITEM 5.  OTHER INFORMATION

         No report required.

ITEM 5.  OTHER INFORMATION

         No report required.

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

         None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             REVELSTOKE INDUSTRIES, INC.

Dated: October 11, 2006                      By: /s/ Marcus Johnson
                                             _______________________________
                                             Marcus Johnson, Chief Executive
                                             Officer/President


Dated: October 6, 2006                       By: /s/ D. Bruce Horton
                                             ________________________________
                                             D. Bruce Horton, Chief Financial
                                             Officer/Treasurer