Form 10QSB
period 2006-11-30
Geneva Gold Corp
filed 2007-01-16
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                         Commission file number 0-32593

                              GENEVA GOLD CORP.
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


                          1005 Terminal Way, Suite 110
                               Reno, Nevada 89502
                    ________________________________________
                    (Address of Principal Executive Offices)

                                 (775) 348.9330
                           ___________________________
                           (Issuer's telephone number)

                           Revelstoke Industries, Inc.
                                14977 21st Avenue
                            Surrey, British Columbia
                                 Canada V4A 8G3
              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No
                                   ________      ________

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                                Yes           No   X
                                   ________     _________

         Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

                                       N/A

         Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes           No
                                   ________     _________

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of January 12, 2007

Common Stock, $.001 par value                      41,200,000


Transitional Small Business Disclosure Format (check one)

                                Yes           No   X
                                   ________     _________

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

         BALANCE SHEETS

         INTERIM STATEMENTS OF OPERATIONS

            INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

         INTERIM STATEMENTS OF CASH FLOWS

         NOTES TO INTERIM FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                GENEVA GOLD CORP.
                     (FORMERLY REVELSTOKE INDUSTRIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 2006

                                   (UNAUDITED)

















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS





                                GENEVA GOLD CORP.
                     (FORMERLY REVELSTOKE INDUSTRIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                                                                November 30,         May 31,
                                                                                                    2006               2006
--------------------------------------------------------------------------------------------- ----------------- ------------------
                                                                                                (unaudited)

                                                             ASSETS

CURRENT ASSETS
   Cash                                                                                            $    18,975        $    73,383
--------------------------------------------------------------------------------------------- ----------------- ------------------

                                                                                                   $    18,975        $    73,383
============================================================================================= ================= ==================



                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                         $   92,426        $    19,171
   Due to related parties (Note 5)                                                                          -              16,799
     Agreement Payable (Note 3(b))                                                                   7,400,000                  -
     Shareholders' loan (Note 6)                                                                       100,438            100,000
--------------------------------------------------------------------------------------------- ----------------- ------------------
                                                                                                     7,592,864             35,970
--------------------------------------------------------------------------------------------- ----------------- ------------------

CONTINGENCY AND COMMITMENTS (Notes 1, 3 and 7)

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 4)
   Authorized
      50,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      37,200,000 shares of common stock (May 31, 2006 - 37,200,000)                                     37,200             16,800
   Additional paid-in capital                                                                          136,967            157,367
   Deficit accumulated during the development stage                                                 (7,748,056)          (136,754)
--------------------------------------------------------------------------------------------- ----------------- ------------------

                                                                                                    (7,573,889)            37,413
--------------------------------------------------------------------------------------------- ----------------- ------------------

                                                                                                   $    18,975        $    73,383
============================================================================================= ================= ==================



    The accompanying notes are an integral part of these financial statements



                                GENEVA GOLD CORP.
                     (FORMERLY REVELSTOKE INDUSTRIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                                     Cumulative
                                                         Three months   Three months                                results from
                                                             ended          ended       Six months    Six months    April 5, 2004
                                                         November 30,   November 30,       ended        ended      (inception) to
                                                             2006           2005         November      November     November 30,
                                                                                         30, 2006      30, 2005         2006
------------------------------------------------------- --------------- -------------- ------------- ------------- ----------------

REVENUE                                                  $           -  $           -  $          -  $          -  $        46,974
------------------------------------------------------- --------------- -------------- ------------- ------------- ----------------

DIRECT COSTS                                                         -              -             -             -           56,481
------------------------------------------------------- --------------- -------------- ------------- ------------- ----------------

GROSS MARGIN (LOSS)                                                 -               -             -             -          (9,507)
------------------------------------------------------- --------------- -------------- ------------- ------------- ----------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                           15,031          2,846        15,366         3,699           48,270
     Consulting fees                                            25,701          2,285        25,701         5,337           54,794
     Mineral Property Expenditures (Note 3)                  7,500,000              -     7,500,000             -        7,500,000
   Professional fees                                            52,704          6,018        70,235        18,557          135,485
------------------------------------------------------- --------------- -------------- ------------- ------------- ----------------
                                                            (7,593,436)       (11,149)   (7,611,302)      (27,593)      (7,738,549)
------------------------------------------------------- --------------- -------------- ------------- ------------- ----------------

NET LOSS                                                 $  (7,593,436) $     (11,149) $ (7,611,302) $    (27,593) $    (7,748,056)
======================================================= =============== ============== ============= ============= ================




BASIC AND DILUTED LOSS PER COMMON SHARE                  $       (0.20) $       (0.00) $      (0.20) $      (0.00)
======================================================= =============== ============== ============= =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
-BASIC AND DILUTED                                           37,200,000     20,400,000    37,200,000    20,400,000
======================================================= =============== ============== ============= =============



    The accompanying notes are an integral part of these financial statements



                                GENEVA GOLD CORP.
                     (FORMERLY REVELSTOKE INDUSTRIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                    Cumulative
                                                                                                                   results from
                                                                                 Six months       Six months       April 5, 2004
                                                                                    ended            ended        (inception) to
                                                                                 November 30,     November 30,     November 30,
                                                                                     2006             2005              2006
------------------------------------------------------------------------------ ---------------- ---------------- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $   (7,611,302) $       (27,593) $      (7,748,056)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash property costs                                                        7,400,000                -          7,400,000
      Accounts receivable                                                                    -            (309)                  -
      Due from related party                                                           (16,799)               -                  -
      Prepaid expenses                                                                       -            8,375                  -
     Accounts payable and accrued liabilities                                           73,693          (40,249)            92,864
------------------------------------------------------------------------------ ---------------- ---------------- ------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                   (154,408)         (59,776)          (255,192)
------------------------------------------------------------------------------ ---------------- ---------------- ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                                          -                 -            174,167
   Proceeds from shareholder advances                                                  100,000                -            100,000
------------------------------------------------------------------------------ ---------------- ---------------- ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              100,000                -            274,167
------------------------------------------------------------------------------ ---------------- ---------------- ------------------

NET INCREASE (DECREASE) IN CASH                                                        (54,408)         (59,776)            18,975

CASH, BEGINNING OF PERIOD                                                               73,383           63,704                  -
------------------------------------------------------------------------------ ---------------- ---------------- ------------------

CASH, ENDING OF PERIOD                                                          $       18,975  $         3,928  $          18,975
============================================================================== ================ ================ ==================


Supplemental disclosures with respect to cash flows:

  Interest paid                                                                             $-               $-                 $-
============================================================================== ================= ================ =================

  Income taxes paid                                                                         $-               $-                 $-
============================================================================== ================= ================ =================



    The accompanying notes are an integral part of these financial statements

GENEVA GOLD CORP.
(FORMERLY REVELSTOKE INDUSTRIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006 (UNAUDITED)
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

The  Company  was  incorporated  in the State of Nevada  on April 5,  2004.  The
Company was initially formed to engage in the business of reclaiming and stabilizing land in preparation for construction in the United States of America. On November 27, 2006 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Revelstoke Industries, Inc.) would merge with its wholly-owned subsidiary, Geneva Gold Corp. and the Company was the surviving corporation. This merger became effective as of December 1, 2006 and the Company changed its name to Geneva Gold Corp.

During the quarter ended November 30, 2006 the Company entered the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North America and Internationally. During the period the Company entered into Option Agreements to obtain mineral leases in Canada and in Panama.

The Company has elected a fiscal year of May 31. On May 5, 2006; the Company completed a forward stock split by the issuance of 42 new shares for each 1 outstanding share of the Company's common stock. On October 13, 2006; the Company completed a forward stock split by the issuance of 4 new shares for each 1 outstanding share of the Company's stock.

GOING CONCERN
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $7,748,056. The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

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

MINERAL PROPERTY EXPENDITURES
Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. To

GENEVA GOLD CORP.
(FORMERLY REVELSTOKE INDUSTRIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

MINERAL PROPERTY EXPENDITURES (CONTINUED) date, the Company's mineral interests consist mainly of option agreements on exploration stage properties. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures.

To date, the Company has not established any proven or probable reserves on its mineral property interests. Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To November 30, 2006 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2006 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

GENEVA GOLD CORP.
(FORMERLY REVELSTOKE INDUSTRIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

STOCK-BASED COMPENSATION (CONTINUED)
generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on March 1, 2006, the first day of the Company's second quarter in fiscal 2007 . Stock-based compensation expense for awards granted prior to March 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the

GENEVA GOLD CORP.
(FORMERLY REVELSTOKE INDUSTRIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

NOTE 3 -MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

(A)  GEORGES LAKE PROPERTY
On October 20, 2006 the Company entered into a "Mineral Property Option Agreement", with War Eagle Mining Company, Inc., a TSX Venture Exchange company ("War Eagle"). pursuant to which War Eagle has granted the Company the sole and exclusive option to acquire a 70% undivided interest in and to seven mineral claims comprising a total of 979 hectares, which are located in the Province of Saskatchewan, Canada.

In order to exercise its Option the Company is required to incur, or cause to be incurred, on or before December 31, 2008, expenditures in connection with the Property of not less than $1,000,000 pursuant to a work program or work programs commenced and operated by the operator thereon. Upon exercise of the Option, if any, the parties further interests in and to the property will be determined through an industry standard joint venture agreement which will be deemed to be effective upon the exercise of the Option.

Effective October 20, 2006 a board member of War Eagle has been appointed to the Board of the Company.

(B)  SAN JUAN PROPERTY  - AGREEMENT PAYABLE
On November 16, 2006 the Company entered into a "Property Option Agreement" with Petaquilla Minerals Ltd ("Petaquilla"). Petaquilla therein has granted the Company the sole and exclusive option to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama which are owned and controlled by Petaquilla's wholly-owned subsidiary.

In order to exercise the initial portion of its Option (the "First Option") to acquire an initial 60% undivided interest in and to the property the Company is required: (i) to pay to Petaquilla the aggregate sum of $600,000 in cash, as noted in 1, 3 and 4 below;

GENEVA GOLD CORP.
(FORMERLY REVELSTOKE INDUSTRIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006 (UNAUDITED)
________________________________________________________________________________

NOTE 3 -MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(B)  SAN JUAN PROPERTY (CONTINUED)
(ii) issue Petaquilla 4,000,000 common shares from the treasury of the Company; and (iii) incur, or cause to be incurred, directly or indirectly, and pay for an aggregate of $6,000,000 in Exploration Expenditures as follows:

         1.    The sum of $100,000 in cash (paid).
         2. 4,000,000 common shares of the Company to be issued and delivered to Petaquilla within five business days from the execution and delivery of the Option Agreement. On December 1, 2006 the Company issued to Petaquilla 4,000,000 common shares from the treasury of the Company, at which time Petaquilla became a significant shareholder of the Company. The Company has accrued $7,400,000 as an Agreement Payable at November 30, 2006 being the estimated fair value of the 4,000,000 shares.
         3. An additional $200,000 in cash to be paid by wire transfer, and Exploration Expenditures of not less than $1,000,000 to be incurred and paid, both on or before May 31, 2007.
         4. An additional $300,000 in cash to be paid by wire transfer, and Exploration Expenditures of not less than $3,000,000 to be incurred and paid, both on or before May 31, 2008.
         5. Cumulative Exploration Expenditures of not less than $6,000,000 to be incurred and paid on or before May 31, 2009. Subject to the prior exercise of the First Option, and in accordance with the terms and conditions of the Option Agreement, Petaquilla has therein also granted to the Company the exclusive right and further option (the "Second Option") to increase the Company's undivided interest in and to the property from 60% to 70% by incurring and paying for an additional $3,000,000 in Exploration Expenditures during the period between exercise of the First Option and May 31, 2010.
         6. During the currency of the Option Agreement Petaquilla is entitled to nominate up to 40% of the total number of directors of the Company.
         7. In addition, and as soon as practicable following the execution and delivery of the Option Agreement, the Company is to establish a stock option plan which allocates not less than 15% of the then issued shares in the capital of the Company for the granting of options and shall grant to Petaquilla, or its nominees stock options equal in number to not less than one-third of the number of options allocated under such plan.

NOTE 4 - STOCKHOLDERS' EQUITY
________________________________________________________________________________

As of the end of the period, the Company's capitalization was 50,000,000 common shares with a par value of $0.001 per share. Subsequent to the period on
December 4, 2006 the Board of Directors of the Company requested the shareholders of common stock of the Company as of the end of business on November 27, 2006 to consent to increase the authorized share capital of the Company from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share. The Company received the required consents, and on January 12, 2007 the Company filed a Certificate of Amendment to its Article of Incorporation, which effectuated the increase in authorized share capital as of that date.

On May 1, 2006, a majority of shareholders and the directors of the Company approved a special resolution to undertake a forward stock split of the common stock of the Company on a 42 new shares for 1 old share basis whereby 16,400,000 common shares were issued pro-rata to shareholders of the Company as of the record date on May 1, 2006.

On September 27, 2006 four founding shareholders returned 7,500,000 (pre - 4:1 Forward Split) of their restricted founders' shares, previously issued at $0.0016 - $0.009 (pre - 4:1 Forward Split) per share, to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the founding shareholders in order to make the share capital of the Company more attractive to potential investors.

On October 13, 2006, a majority of the Board of Directors approved by way of a stock dividend to undertake a forward stock split of the common stock of the Company on a 4 new shares for 1 old share basis whereby 27,900,000 common shares were issued pro-rata to shareholders of the Company as of the record date on October 13, 2006

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 42:1 forward split and the 4:1 forward split have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

To November 30, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

GENEVA GOLD CORP.
(FORMERLY REVELSTOKE INDUSTRIES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006 (UNAUDITED)
________________________________________________________________________________

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

A company which is owned by a significant shareholder of the Company was owed $16,799 for consulting and sub-contracts on land stabilization programs which were provided in the year ended May 31, 2005. On November 15, 2006 the amount was waived by the shareholder. The amounts that were payable were unsecured, non-interest bearing and had no set terms of repayment. (Also, refer to Note 3.)

NOTE 6 - SHAREHOLDERS LOAN
________________________________________________________________________________

On November 14, 2006 a shareholder of the Company advanced to Petaquilla Minerals Ltd. $100,000 on behalf of the Company (Refer to Note 3). This amount is unsecured, accruing interest at 10% per annum, and has no set terms of repayment. The total amount outstanding as of November 30, 2006 including accrued interest is $100,438.

NOTE 7 - COMMITMENT
________________________________________________________________________________

On January 27, 2005, the Company entered into an agreement of understanding with Alantic Contractors Ltd. (the "Alantic Agreement"), pursuant to which Alantic will provide the Company with guidance in launching its operations within the United States, advise on operational matters, and assist in promoting the Company's business through Alantic's existing associates. Alantic is a private company engaged in the business of site preparation and reclamation by reloading. An officer and director of Alantic is also a significant shareholder of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

         Geneva Gold Corp. is a corporation organized under the laws of the State of Nevada on April 5, 2004 originally under the name of Revelstoke Industries, Inc. (herein known as "we", "our", "us" or the "Company").

AMENDMENT TO ARTICLES OF INCORPORATION TO INCREASE AUTHORIZED CAPITAL STRUCTURE

         On January 12, 2007, we filed an Amendment to the Articles of Incorporation (the "Amendment"). In accordance with the Amendment, we increased our authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share. On November 27, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved the Amendment to increase our authorized capital and the dissemination of a notice of consent requested from shareholders without a special meeting dated December 4, 2006 (the "Notice of Consent") together with a consent/proxy card (the "Proxy"). The Notice of Consent was distributed to our shareholders with a record date of November 27, 2006. Our Board of Directors fixed the close of business on January 3, 2007 as the date by which written consents and approvals were to be received by our shareholders holding a majority of the total issued and outstanding common stock to approve the Amendment. See "Part II. Item 4.
Submission of Matters to a Vote of Security Holders."

ARTICLES OF MERGER

         On November 27, 2006, we filed Articles of Merger with the Nevada Secretary of State (the "Articles of Merger"). In accordance with the terms and provisions of the Articles of Merger: (i) we effectuated a merger with our wholly-owned subsidiary, Geneva Gold Corp., as a parent/subsidiary merger, whereby we were the surviving corporation; (ii) the merger became effective as of December 1, 2006 pursuant to Section 92A.180 of the Nevada Revised Statutes; and (iii) our Articles of Incorporation were amended to change our name to "Geneva Gold Corp.". In connection with the change in corporate name, our trading symbol changed. As of the open of business on December 1, 2006, our trading symbol is GVGC.

         We decided to change our name to Geneva Gold Corp. to better reflect our additional resource acquisition and development business resulting from our recent acquisition of certain options to interests in certain mineral properties. See " - Current Business Operations" below.

OCTOBER 16, 2006 FORWARD STOCK SPLIT

         On October 13, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of four for one (4:1) of our total issued and outstanding shares of common stock (the "October 2006 Forward Stock Split").

         The October 2006 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the October 2006 Forward Stock Split was in our best interests and of the shareholders. In our judgment the October 2006 Forward Stock Split will result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the October 2006 Forward Stock Split is to increase the marketability of our common stock.

         The October 2006 Forward Stock Split was effectuated with a record date of October 13, 2006 upon filing the appropriate documentation with NASDAQ. The October 2006 Forward Stock Split increased our issued and outstanding shares of common stock from 9,300,000 to approximately 37,200,000 shares of common stock. (The total number of shares of common stock issued and outstanding had previously been 16,800,000 since May 1, 2006 pursuant to the May 2006 Forward Stock Split. However, on September 27, 2006, four of our shareholders consented to the cancellation and return to treasury of an aggregate of 7,500,000 shares thus bringing the total number of issued and outstanding shares of common stock to 9,3000,000 as of October 13, 2006.) The current authorized share capital continued to be 50,000,000 shares of common stock with a par value of $0.001 per share.

MAY 1, 2006 FORWARD STOCK SPLIT

         On May 1, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of forty-two (42) for one of our total issued and outstanding shares of common stock (the "May 2006 Forward Stock Split").

         The May 2006 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the May 2006 Forward Stock Split was in our best interests and of the shareholders. In our judgment the May 2006 Forward Stock Split will result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the May 2006 Forward Stock Split is to increase the marketability of our common stock.

         The May 2006 Forward Stock Split was effectuated with a record date of May 1, 2006 upon filing the appropriate documentation with NASDAQ. The May 2006 Forward Stock Split increased our issued and outstanding shares of common stock from 400,000 to approximately 16,800,000 shares of common stock. The current authorized share capital continued to be 50,000,000 shares of common stock with a par value of $0.001 per share.

CURRENT BUSINESS OPERATIONS

         We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North American and internationally. As of the date of this Quarterly Report, our mineral interests consist mainly of options agreements on exploration stage properties as discussed below. We have not established any proven or probable reserves on our mineral property interests.

GEORGES LAKE PROPERTY

         On approximately October 20, 2006, we entered into a mineral property option agreement (the "Georges Lake Option Agreement") with War Eagle Mining Company ("War Eagle"). In accordance with the terms and provisions of the Georges Lake Option Agreement: (i) War Eagle granted to us the sole and exclusive option (the "Option") to acquire a 70% undivided interest in and to seven mineral claims comprising a total of 979 hectares located in the Province of Saskatchewan, Canada; (ii) in order to exercise the Option, we are required to incur or cause to be incurred on or before December 31, 2008 expenditures in connection with the Georges Lake Property of not less than $1,000,000 pursuant to a work program to be commenced and operated by the operator thereon; and
(iii) upon exercise of the Option, the further interests of the parties in and to the Georges Lake Property will be determined through an industry standard joint venture agreement, which will be deemed to be effective upon the exercise of the Option.

SAN JUAN PROPERTY

         On approximately November 16, 2006, we entered into a property option agreement (the "San Juan Option Agreement") with Petaquilla Minerals Ltd. ("Petaquilla"). In accordance with the terms and provisions of the San Juan Option Agreement, Petaquilla granted to us the sole and exclusive option (the "Option") to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama, which are owned and controlled by Petaquilla's wholly-owned Panamanian subsidiary.

         FIRST OPTION

         In order to exercise the initial portion of the Option to acquire an initial 60% undivided interest in and to the property (the "First Option"), we are required to: (i) pay to Petaquilla the aggregate sum of $600,000 (of which $100,000 was paid on approximately November 17, 2006); (ii) issue to Petaquilla 4,000,000 shares of our restricted common stock (which 4,000,000 shares were issued as of December 1, 2006. The Company has accrued $7,400,000 as an agreement payabale at November 30, 2006, being the estimated fair value of the 4,000,000 shares); and (iii) incur or cause to be incurred directly or indirectly and pay for an aggregate of $6,000,000 in cumulative exploration expenditures as follows: (a) the sum of $100,000, which has been paid to Petaquilla); (b) issue 4,000,000 shares of restricted common stock, which have been issued to Petaquilla; (c) payment of an additional $200,000 and incurrence and payment of exploration expenditures of not less than $1,000,000 on or before May 31, 2007; (d) payment of an additional $300,000 and incurrence and payment of exploration expenditures of not less than $3,000,000 on or before May 31, 2008; and (e) incurrence and payment of cumulative exploration expenditures of not less than $6,000,000 on or before May 31, 2009. See " - Results of Operation" and "Part II. Item 2. Changes in Securities and Use of Proceeds."

         As of December 1, 2006, we have satisfied our current obligations with respect to the exercise of the First Option under the Sun Juan Option Agreement to acquire an initial 60% undivided interest in and to the San Juan Property.

         SECOND OPTION

         Subject to the prior exercise of the First Option and in accordance with the terms and conditions of the San Juan Option Agreement, Petaquilla has granted to us the exclusive right and further portion of the Option (the "Second Option") to increase our undivided interest in and to the San Juan Property from 60% to 70% by incurring and paying for $3,000,000 in exploration expenditures during the period between the delivery of the Notice of Election and May 31, 2010. Within sixty (60) days following the exercise of the First Option, we are required to give Petaquilla notice (the Notice of Election) that either: (i) we elect to accept the grant of the Second Option; or (ii) we elect not to accept the Second Option. If we make the election, then all further work on the San Juan Property and the subsequent relationship between us and Petaquilla shall be governed by a joint venture agreement between the parties. If we elect to accept the grant of the Second Option but fail to exercise the Second Option, we and Petaquilla shall have initial interests of 60% and 40%, respectively. We shall be deemed to have exercised the Second Option and thus acquired a 70% undivided interest in the San Juan Property by having incurred and paid for $3,000,000 in exploration expenditures during the period between the delivery of the Notice of Election and May 31, 2010. If we fail to incur the $3,000,000 in exploration expenditures by the end of the last day, we may at any time within fifteen days of such day make a cash payment to Petaquilla in an amount equal to the deficiency in the $3,000,000 exploration expenditures to be incurred.

RESULTS OF OPERATION

SIX-MONTH PERIOD ENDED NOVEMBER 30, 2006 COMPARED TO SIX-MONTH PERIOD ENDED NOVEMBER 30, 2005

         Our net loss for the six-month period ended November 30, 2006 was approximately ($7,611,302) compared to a net loss of ($27,593) during the six-month period ended November 30, 2005 (an increase of $7,583,709).

         During the six-month periods ended November 30, 2006 and 2005, we did not generate any revenue. During the six-month period ended November 30, 2006, we incurred general and administrative expenses in the aggregate amount of $7,611,302 compared to general and administrative expenses incurred during the six-month period ended November 30, 2005 of $27,593. Administrative expenses incurred during the six-month period ended November 30, 2006 primarily consisted of: (i) professional fees of $70,235 (2005: $18,557); (ii) office and general expenses of $15,366 (2005: $3,699); (iii) mineral property expenditures of $7,500,000 (2005: $-0-); and (iv) consulting fees of $25,701 (2005: $5,337).
General and administrative expenses increased during the six-month period ended November 30, 2006 due to the incurrence of mineral property expenditures relating primarily to the San Juan Option Agreement and the accrual of $7,400,000 as an agreement payable at November 30, 2006 based upon the estimated fair market value of the 4,000,000 shares of restricted common stock issued to Petaquilla and the increase in professional fees resulting from the increase in overall business operations and activity. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

         As discussed above, the increase in net loss during the six-month period ended November 30, 2006 compared to the six-month period ended November 30, 2005 is attributable primarily to the increase in overall general and administrative expenses. Our net loss during the six-month period ended November 30, 2006 was approximately ($7,611,302) or ($0.20) per share compared to a net loss of ($27,593) or ($0.00) during the six-month period ended November 30, 2005. The weighted average number of shares outstanding was 37,200,000 for the six-month period ended November 30, 2006 compared to 20,400,000 for the six-month period ended August 31, 2005.

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2006 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2005

         Our net loss for the three-month period ended November 30, 2006 was approximately ($7,593,436) compared to a net loss of ($11,149) during the three-month period ended November 30, 2005 (an increase of $7,582,287).

         During the three-month periods ended November 30, 2006 and 2005, we did not generate any revenue. During the three-month period ended November 30, 2006, we incurred general and administrative expenses in the aggregate amount of $7,593,436 compared to general and administrative expenses incurred during the three-month period ended November 30, 2005 of $11,149. Administrative expenses incurred during the three-month period ended November 30, 2006 primarily consisted of: (i) professional fees of $52,704 (2005: $6,018); (ii) office and general expenses of $15,031 (2005: $2,846); (iii) mineral property expenditures of $7,500,000 (2005: $-0-); and (iv) consulting fees of $25,701 (2005: $2,285).
General and administrative expenses increased during the three-month period ended November 30, 2006 primarily due to the incurrence of mineral property expenditures relating to the San Juan Option Agreement and the accrual of $7,400,000 as an agreement payable at November 30, 2006 based upon the estimated fair market value of the 4,000,000 shares of restricted common stock issued to Petaquilla and the increase in professional fees resulting from the increase in overall business operations and activity.

         As discussed above, the increase in net loss during the three-month period ended November 30, 2006 compared to the three-month period ended November 30, 2005 is attributable primarily to the increase in overall general and administrative expenses. Our net loss during the three-month period ended November 30, 2006 was approximately ($7,593,436) or ($0.20) per share compared to a net loss of ($11,149) or ($0.00) during the three-month period ended November 30, 2005. The weighted average number of shares outstanding was 37,200,000 for the three-month period ended November 30, 2006 compared to 20,400,000 for the three-month period ended August 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

SIX-MONTH PERIOD ENDED NOVEMBER 30, 2006

         As of the six-month period ended November 30, 2006, our current assets were $18,975 and our current liabilities were $7,592,864, which resulted in a working capital deficit of $7,573,889. As of the six-month period ended November 30, 2006, our total assets consisted of the $18,975 in cash. As of the six-month period ended November 30, 2006, our total liabilities consisted of: (i) $92,426 in accounts payable and accrued liabilities; (ii) $7,400,000 accrued as agreement payable at November 30, 2006 based upon the estimated fair market value of the 4,000,000 shares of restricted common stock issued to Petaquilla; and (iii) $100,438 in shareholders' loan.

         Stockholders' equity (deficit) decreased from $37,413 at fiscal year ended May 31, 2006 to ($7,573,889) as at November 30, 2006.

         We have not generated positive cash flows from operating activities. For the six-month period ended November 30, 2006, net cash flows used in operating activities was ($154,408) compared to net cash flows used in operating activities for the six-month period ended November 30, 2005 of ($59,776). Net cash flows used in operating activities for the six-month period ended November 30, 2006 consisted primarily of a net loss of ($7,611,302). Net cash flows used in operating activities was adjusted by $7,400,000 to reflect the non-cash property costs associated with the San Juan Option Agreement and the accrual of $7,400,000 as an agreement payable at November 30, 2006 based upon the estimated fair market value of the 4,000,000 shares of restricted common stock issued to Petaquilla and by $73,693 to reflect the increase in accounts payable and accrued liabilities.

         For the six-month period ended November 30, 2006, net cash flows provided by financing activities was $100,000 compared to net cash flows provided by financing activities for the six-month period ended November 30, 2005 of $-0-. Net cash flows provided by financing activities for the six-month period ended November 30, 2006 consisted of proceeds from shareholder advance.

PLAN OF OPERATION

         During fiscal year ended May 31, 2006, we closed a private placement offering pursuant to which we issued an aggregate of 4,200,000 shares of common stock (100,000 pre-May 2006 Forward Stock Split shares) at $0.0238 per share for gross proceeds of $100,000. Existing working capital, further advances and possible debt instruments, anticipated warrant exercises, further private placements, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. In connection with our business plan, management anticipates that administrative expenses will decrease as a percentage of revenue as our revenue increases over the next twelve months.

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

SHAREHOLDER LOAN

         On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. The aggregate amount loaned to us of $100,000 is unsecured and accrues interest at 10% per annum and has no established terms of repayment. As of the date of this Quarterly Report, we owe an aggregate of $100,438 in principal and accrued interest.

ALANTIC CONTRACTORS LTD.

         In connection with our prior business operations of identification of parcels of land for the purpose of reclaiming and stabilizing for construction, we had entered into an agreement of understanding dated January 27, 2005 (the "Agreement") with Alantic Contractors Ltd. ("Alantic"). Pursuant to the
Agreement: (i) Alantic was to provide us with guidance in launching our previous business operations within the United States, advise on operational matters and assist us in promoting our prior business through their existing associates; and
(ii) we were to compensate Alantic for their goods and services on a cost plus basis, which entailed payment for their costs plus a markup of 5% for overhead and 10% for profit for a total of a 15% markup and a flat fee in the amount of $2,500 plus travel expenses to appraise the viability of individual prospective projects.

         As of the date of this Quarterly Report, we have entered into negotiations with Alantic to terminate the Agreement.

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

ITEM III. CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Treasurer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at November 30, 2006. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the six-month period ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

         The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson, Mr. Steven Jewett and Mr. Alan Sedgwick. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on October 20, 2006 and operates under a written charter adopted by our Board of Directors.

         The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the six-month period ended November 30, 2006. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the
Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte LLP their independence.

         Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the six-month period ended November 30, 2006 filed with the Securities and Exchange Commission.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

PETAQUILLA MINERALIS LTD.

         On December 1, 2006, we issued an aggregate of 4,000,000 shares of our restricted common stock in accordance with the terms and provisions of the San Juan Option Agreement. The shares were issued pursuant to an exemption from registration under Section 4(2) and Rule 903 of Regulation S of the 1933 Securities Act.

CANCELLATION OF SHARE CERTIFICATES

         On approximately September 27, 2006, four of our founding shareholders returned an aggregate of 7,500,000 shares of restricted common stock held of record to treasury. Pursuant to board of director written consent and approval, we subsequently cancelled the 7,500,000 shares of restricted common stock. The 7,500,000 shares of common stock were returned to treasury for no consideration to the four shareholders in order to make our share capital more attractive to potential investors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No report required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 27, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved an amendment to the Articles of Incorporation (the "Amendment") to increase our authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share and the dissemination of a notice of consent requested from shareholders without a special meeting dated December 4, 2006 (the "Notice of Consent") together with a consent/proxy card (the "Proxy"). Our Board of Directors fixed the close of business on January 3, 2007 as the date by which the Proxy was to be received by us.

         Only shareholders of record at the close of business on November 27, 2006 (the "Record Date") were entitled to receipt of the Notice of Consent and to vote the shares of common stock held by them on such date in the Proxy. As of the Record Date, an aggregate 37,200,000 shares of common stock were issued and outstanding. There was no other class of voting securities outstanding at that date. Each share of common stock held by a shareholder entitled such shareholder to one vote pursuant to the Proxy. The receipt of Proxies evidencing an affirmative vote of the holders of a majority of the outstanding shares of common stock was required to approve the Amendment.

         Approval that the Articles of Incorporation be amended to increase the authorized capital of the Company from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share.

             For                         21,946,655
             Against                              0
             Abstain                     15,253,345

ITEM 5.  OTHER INFORMATION

APPOINTMENT OF DIRECTOR

         Effective on October 20, 2006, our Board of Directors accepted the consent to act as a director from Terence F. Schorn. The following is a brief account of the education and business experience of Mr. Schorn during at least the past five years, indicating his principal occupation during the period, and the name and principal business of the organization by which he was employed.

BIOGRAPHY

         Since January 2001, Mr. Schorn has been the president and a director of War Eagle Mining Company, Inc., an exploration stage mining company which conducts exploration activity in Mexico and whose shares are presently listed for trading on the TSX Venture Exchange in Canada. Since February 2006, Mr. Schorn has also been a director of Twenty-Seven Capital Corp, another TSX Venture Exchange listed company. Mr. Schorn is also a director of Snowden Resources Corp., a reporting company listing for trading on the Over-the-Counter Bulletin Board.

         Mr. Schorn is a graduate of the Haileybury School of Mines, holds a diploma in Gemology, and has over 45 years experience in the mineral industry. Mr. Schorn is also a Professional Geoscientists registered with The Association of Professional Engineers and Geoscientists of British Columbia, as well as an Accredited Gemologist.

ITEM 5.  OTHER INFORMATION

         No report required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         2.01 Amendment to Articles of Incorporation dated January 12, 2007 as filed with the Secretary of State of the State of Nevada.

         10.01 Property Option Agreement as fully executed on November 16, 2006 between Revelstoke Industries, Inc. and Petaquilla Minerals Ltd.
               (1)

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

         (1) Incorporated by reference to Exhibit 10.01 of Revelstoke Industries, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2006 (SEC File No. 0-32593).


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GENEVA GOLD CORP.

Dated: January 12, 2007                      By: /s/ MARCUS JOHNSON
                                             ___________________________________
                                             Marcus Johnson, Chief Executive
                                             Officer/President


Dated: January 12, 2007                      By: /s/ D. BRUCE HORTON
                                             ___________________________________
                                             D. Bruce Horton, Chief Financial
                                             Officer/Treasurer