Form 10QSB
period 2007-02-28
Geneva Resources, Inc.
filed 2007-04-20
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                         Commission file number 0-32593

                             GENEVA RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                98-0441019
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)


                          1005 Terminal Way, Suite 110
                               Reno, Nevada 89502
                         (Address of Principal Executive Offices)

                                 (775) 348.9330
                           (Issuer's telephone number)


                                Geneva Gold Corp.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X       No
                                       ____        ____

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                                   Yes          No  X
                                      ____         ____


Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.
                                       N/A

         Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                   Yes          No
                                      ____         ____

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of April 6, 2007


Common Stock, $.001 par value          41,200,000

Transitional Small Business Disclosure Format (check one)

     Yes      No  X

                                                                      Page
                                                                      ____

PART I.  FINANCIAL INFORMATION                                          1

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS                                                 F1

         STATEMENTS OF OPERATIONS                                       F2

         STATEMENTS OF CASH FLOWS                                       F3

         NOTES TO FINANCIAL STATEMENTS                                  F4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION OR PLAN OF OPERATION                                 2

ITEM 3.  CONTROLS AND PROCEDURES                                        10

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            12

ITEM 5.  OTHER INFORMATION                                              12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               14

SIGNATURES                                                              15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS





                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                FEBRUARY 28, 2007

                                   (UNAUDITED)




BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS



                                                                                                February 28,         May 31,
                                                                                                    2007               2006
__________________________________________________________________________________________________________________________________
                                                                                                (unaudited)

                                                             ASSETS

CURRENT ASSETS
   Cash                                                                                         $       15,230   $        73,383
__________________________________________________________________________________________________________________________________

                                                                                                $       15,230   $        73,383
==================================================================================================================================



                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                     $      162,694   $         19,171
   Due to related parties (Note 5)                                                                          -              16,799
   Shareholder's loan (Note 6)                                                                         188,126            100,000
__________________________________________________________________________________________________________________________________
                                                                                                       350,820             35,970
__________________________________________________________________________________________________________________________________

GOING CONCERN CONTINGENCY AND COMMITMENTS (Notes 1 and 3 )

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 4)
   Authorized
      200,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      41,200,000 shares of common stock (May 31, 2006 - 37,200,000)                                    41,200             16,800
   Additional paid-in capital                                                                       7,532,967            157,367
   Deficit accumulated during the development stage                                                (7,909,757)          (136,754)
__________________________________________________________________________________________________________________________________

                                                                                                     (335,590)            37,413
__________________________________________________________________________________________________________________________________

                                                                                                $      15,230    $        73,383
==================================================================================================================================



    The accompanying notes are an integral part of these financial statements


                                       F1



                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                                                                                   Cumulative
                                                    Three months    Three months                   Nine months    results from
                                                        ended          ended        Nine months       ended       April 5, 2004
                                                    February 28,    February 28,        ended        February    (inception) to
                                                        2007            2006        February 28,     28, 2006     February 28,
                                                                                        2007                          2007
_________________________________________________________________________________________________________________________________

REVENUE                                               $         -   $           -   $           -     $       -    $      46,974
_________________________________________________________________________________________________________________________________

DIRECT COSTS                                                    -               -               -             -           56,481
_________________________________________________________________________________________________________________________________

GROSS MARGIN (LOSS)                                             -               -               -             -           (9,507)
_________________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                      29,697           2,306          45,579         5,927           78,452
   Consulting fees                                         26,562           2,836          52,263         8,160           81,356
   Mineral Property Expenditures (Note 3)                  50,000               -       7,550,000             -        7,550,000
   Professional fees                                       54,927           3,050         125,161        21,833          190,412
_________________________________________________________________________________________________________________________________
                                                         (161,186)         (8,192)     (7,773,003)      (27,593)      (7,900,220)
_________________________________________________________________________________________________________________________________

NET LOSS                                              $  (161,186)  $      (8,192)  $  (7,773,003)    $ (35,920)   $  (7,909,727)
=================================================================================================================================




BASIC AND DILUTED LOSS PER COMMON SHARE               $     (0.00)  $      $(0.00)  $       (0.20)    $   (0.00)
================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                            41,155,556      35,706,720      38,504,029    37,200,000
================================================================================================================


    The accompanying notes are an integral part of these financial statements

                                       F2



                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                    Cumulative
                                                                                                                   results from
                                                                                 Nine months      Nine months      April 5, 2004
                                                                                    ended            ended        (inception) to
                                                                                 February 28,     February 28,     February 28,
                                                                                     2007             2006              2007
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $  (7,773,003)   $      (35,920)    $   (7,909,727)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash mineral property expenditures                                        7,400,000                 -          7,400,000
  Changes in operating assets and liabilities:
      Accounts receivable                                                                   -              (479)                 -
      Prepaid expenses                                                                      -             8,375                  -
      Accrued interest on shareholder's loan                                            3,126                 -              3,126
      Due to related parties                                                          (16,799)                -                  -
      Accounts payable and accrued liabilities                                         143,523          (55,904)           162,694
___________________________________________________________________________________________________________________________________

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  (243,153)          (83,928)          (343,937)
___________________________________________________________________________________________________________________________________


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                                          -           100,000            174,167
  Proceeds from shareholder advances                                                  185,000                 -            185,000
___________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             185,000           100,000            359,167
___________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                       (58,153)           16,072             15,230

CASH, BEGINNING                                                                        73,383            63,704                  -
___________________________________________________________________________________________________________________________________

CASH, ENDING                                                                    $      15,230    $       79,776     $       15,230
===================================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES
  Interest paid                                                                 $           -    $            -     $            -
===================================================================================================================================

  Income taxes paid                                                             $           -    $            -     $            -
===================================================================================================================================


    The accompanying notes are an integral part of these financial statements

                                       F3

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

The  Company  was  incorporated  in the State of Nevada  on April 5,  2004.  The
Company was initially formed to engage in the business of reclaiming and stabilizing land in preparation for construction in the United States of America. On November 27, 2006 the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Revelstoke Industries, Inc.) would merge with its wholly-owned subsidiary, Geneva Gold Corp. This merger became effective as of December 1, 2006 and the Company changed its name to Geneva Gold Corp. On March 1, 2007, the Company (Geneva Gold Corp) merged with its wholly-owned subsidiary, Geneva Resources, Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. This merger became effective March 1, 2007 and the Company changed its name to Geneva Resources, Inc.

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

GOING CONCERN
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $7,909,757. The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

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

                                       F4

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

MINERAL PROPERTY EXPENDITURES
The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only property option payments and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To February 28, 2007 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2007 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

                                       F5

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

STOCK-BASED COMPENSATION
On March 1, 2006,  the Company  adopted  SFAS No. 123  (revised  2004) (SFAS No.
123R), SHARE-BASED PAYMENT, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on March 1, 2006. Stock-based compensation expense for awards granted prior to March 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

                                       F6

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007 (UNAUDITED)
________________________________________________________________________________

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning June 1, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning June 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods beginning June 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

                                       F7

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007 (UNAUDITED)
________________________________________________________________________________

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

In order to exercise its Option the Company is required to incur, or cause to be incurred, on or before December 31, 2008, expenditures in connection with the Property of not less than $1,000,000 pursuant to a work program or work programs commenced and operated by the operator thereon. Upon exercise of the Option, if any, the parties further interests in and to the property will be determined through an industry standard joint venture agreement which will be deemed to be effective upon the exercise of the Option. No cash consideration has been paid for the option and no costs have been incurred as of February 28, 2007.

(B)  SAN JUAN PROPERTY
On November 16, 2006 the Company entered into a "Property Option Agreement" with Petaquilla Minerals Ltd ("Petaquilla"). Petaquilla therein has granted the Company the sole and exclusive option to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama which are owned and controlled by Petaquilla's wholly-owned subsidiary.

In order to exercise the initial portion of its Option (the "First Option") to acquire an initial 60% undivided interest in and to the property the Company is required: (i) to pay to Petaquilla the aggregate sum of $600,000 in cash, as noted in 1, 3 and 4 below;
 (ii) issue Petaquilla 4,000,000 common shares from the treasury of the Company; and (iii) incur, or cause to be incurred, directly or indirectly, and pay for an aggregate of $6,000,000 in exploration expenditures as follows:

     1.   The sum of $100,000 in cash (paid).
     2. 4,000,000 common shares of the Company to be issued and delivered to Petaquilla within five business days from the execution and delivery of the Option Agreement. On December 1, 2006 the Company issued to Petaquilla 4,000,000 common shares from the treasury of the Company, at which time Petaquilla became a significant shareholder of the Company. The estimated fair value of the 4,000,000 shares was $7,400,000 and has been recorded as mineral property expenditures and included in operating results for the period ended February 28, 2007.
     3. An additional $200,000 in cash to be paid by wire transfer, and exploration expenditures of not less than $1,000,000 to be incurred and paid, both on or before May 31, 2007. An additional $300,000 in cash to be paid by wire transfer, and exploration expenditures of not less than $3,000,000 to be incurred and paid, both on or before May 31, 2008.
     4. Cumulative exploration expenditures of not less than $6,000,000 to be incurred and paid on or before May 31, 2009. Subject to the prior exercise of the First Option, and in accordance with the terms and conditions of the Option Agreement, Petaquilla has therein also granted to the Company the exclusive right and further option (the "Second Option") to increase the Company's undivided interest in the property from 60% to 70% by incurring and paying for an additional $3,000,000 in exploration expenditures during the period between exercise of the First Option and May 31, 2010.
     5. During the term of the Option Agreement Petaquilla is entitled to nominate up to 40% of the total number of directors of the Company.
     6. In addition, the Company is to establish a stock option plan which allocates not less than 15% of the then issued shares in the capital of the Company for the granting of options and shall grant to Petaquilla, or its nominees stock options equal in number to not less than one-third of the number of options allocated under such plan.

On January 30, 2007 the Company was alerted to a news release from Petaquilla Minerals Ltd. that it had resolved to rescind its Property Option Agreement with the Company. The Company has disputed the alleged rescission and advised Petaquilla that the Option is in good standing. Consequently, on February 13, 2007 the Company in accordance with the provisions of the Agreement, and as a consequence of Petaquilla's purported rescission of the Agreement, filed a notice with the British Columbia International Commercial Arbitration Centre seeking arbitration. On March 5, 2007 the Company filed its Statement of Claim with the arbitrators seeking specific performance of the Agreement and damages. On April 10, 2007 Petaquilla filed a Statement of Defence. The parties are awaiting formal arbitration proceedings and accordingly the outcome of the arbitration is presently not determinable.

                                       F8

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 3 -MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(C) VILCORO GOLD PROPERTY
On February 23, 2007, the Company entered into a Property Option Agreement with St. Elias Mines Ltd., a publicly traded company on the TSX-V exchange, to acquire not less than an undivided 66% legal, beneficial and registrable interest in certain mining leases in Peru comprised of approximately 600 hectares in Peru.

Under the terms of the Property Option Agreement, and in order to exercise its Option to acquire the properties, the Company is required to make the following non-refundable cash payments to St. Elias totaling $350,000 in the following manner:
     1.   Payment of $50,000 in cash (paid)
     2. The second payment of $100,000 is due on or before the twelve-month anniversary of the signing of the Property Option Agreement.
     3. The third payment of $200,000 cash and 50,000 shares of the Company's common stock are due on or before the twenty-fourth-month anniversary of the signing of the Property Option Agreement.

The Company is also required to incur costs totaling $2,500,000 as follows:
     1. expenditures of $500,000 are to be incurred on or before the twelve-month anniversary of the signing of the Property Option Agreement. This amount has been accrued as an Agreement Payable in the period.
     2. expenditures of $750,000 are to be incurred on or before the twenty-forth-month anniversary of the signing of the Property Option Agreement; and
     3. expenditures of $1,250,000 are to be incurred on or before the thirty-sixth-month anniversary of the signing of the Property Option Agreement.

Also under the terms of the Property Option Agreement, St. Elias will be the operator of the properties and will receive an 8% operator fee on all exploration expenditures. Once the Company exercises the Option, the Company agrees to pay 100% of all on-going exploration, development and production costs until commercial production and the Company has the right to receive 100% of any cash flow from commercial production of the properties until it has recouped its production costs, after which the cash flow will be allocated 66% to the Company and 34% to St. Elias.

NOTE 4 - STOCKHOLDERS' EQUITY
________________________________________________________________________________

The Company's capitalization is 200,000,000 common shares with a par value of $0.001 per share. On January 12, 2007 shareholder consented to increase the authorized share capital of the Company from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share.

On May 1, 2006, a majority of shareholders and the directors of the Company approved a special resolution to undertake a forward stock split of the common stock of the Company on a 42 new shares for 1 old share basis whereby 16,400,000 common shares were issued pro-rata to shareholders of the Company as of the record date on May 1, 2006.

On September 27, 2006 four founding shareholders returned 7,500,000 (pre - 4:1 Forward Split) of their restricted founders' shares, previously issued at $0.0016 - $0.009 (pre - 4:1 Forward Split) per share, to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the founding shareholders.

On October 13, 2006, a majority of the Board of Directors approved by way of a stock dividend to undertake a forward stock split of the common stock of the Company on a 4 new shares for 1 old share basis whereby 27,900,000 common shares were issued pro-rata to shareholders of the Company as of October 13, 2006.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 42:1 forward split and the 4:1 forward split have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

                                       F9

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)
________________________________________________________________________________

On December 1, 2006 the Company issued 4,000,000 common shares in connection with a Property Option Agreement. The Company has recorded $7,400,000 as being the estimated fair value of the shares. (Refer to Note 3 (b)).

To February 28, 2007 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________
A company which is owned by a significant shareholder of the Company was owed $16,799 for consulting and sub-contracts on land stabilization programs which were provided in the year ended May 31, 2005. On November 15, 2006 the amount was waived by the shareholder and has been recorded as a recovery of consulting fees. The amount payable was unsecured, non-interest bearing and had no set terms of repayment.

Other related party transactions are disclosed in Note 3.

NOTE 6 - SHAREHOLDER'S LOAN
________________________________________________________________________________
On November 14, 2006 a significant shareholder of the Company advanced $100,000 to Petaquilla on behalf of the Company (Refer to Note 3). Additional advances of $85,000 were received during the period ended February 28, 2007. These amounts are unsecured, bear interest at 10% per annum, and have no set terms of repayment. The total amount outstanding as of February 28, 2007 including accrued interest is $188,126. Subsequent to the period an additional $121,000 was advanced by the same shareholder under the same terms and conditions.


                                      F10

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Geneva Resources, Inc. is a corporation organized under the laws of the State of Nevada on April 5, 2004 originally under the name of Revelstoke Industries, Inc. (herein known as "we", "our", "us" or the "Company"). Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol "GVRS".

CHANGE IN CORPORATE NAME

On February 28, 2007, we filed an amendment to our Articles of Incorporation (the "2007 Amendment"). In accordance with the 2007 Amendment, on March 1, 2007, we effectuated a merger with our wholly-owned subsidiary, Geneva Resources, Inc., and changed our name to "Geneva Resources, Inc." Our Board of Directors pursuant to minutes of written consent in lieu of a special meeting approved the merger and corresponding name change to Geneva Resources, Inc. Shareholder approval was not required under the Nevada Revised Statutes. In connection with the name change to Geneva Resources, Inc., as of the open of business on March 5, 2007, our trading symbol changed to "GVRS". See " - Articles of Merger" below.

INCREASE IN AUTHORIZED CAPITAL STRUCTURE

On January 12, 2007, we filed an Amendment to our Articles of Incorporation (the "2006 Amendment"). In accordance with the Amendment, we increased our authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share. On November 27, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved the Amendment to increase our authorized capital and the dissemination of a notice of consent requested from shareholders without a special meeting dated December 4, 2006 (the "Notice of Consent") together with a consent/proxy card (the "Proxy"). The Notice of Consent was distributed to our shareholders with a record date of November 27, 2006. Our Board of Directors fixed the close of business on January 3, 2007 as the date by which written consents and approvals were to be received by our shareholders holding a majority of the total issued and outstanding common stock to approve the Amendment. See "Part II. Item 4. Submission of Matters to a Vote of Security Holders."

ARTICLES OF MERGER

         2007 ARTICLES OF MERGER

On February 28, 2007, we filed Articles of Merger with the Nevada Secretary of State (the "2007 Articles of Merger"). In accordance with the terms and provisions of the Articles of Merger: (i) we effectuated a merger with our wholly-owned subsidiary, Geneva Resources, Inc., as a parent/subsidiary merger, whereby we were the surviving corporation; (ii) the merger became effective March 1, 2007 pursuant to Section 92A,180 of the Nevada Revised Statutes; and
(iii) our Articles of Incorporation were amended to change our name to "Geneva Resources, Inc."

We decided to change our name to Geneva Resources, Inc. to better reflect our additional resource acquisition and development business resulting from our recent acquisition of certain options to interests in certain mineral properties. See " - Current Business Operations" below.

         2006 ARTICLES OF MERGER

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

The October 2006 Forward Stock Split was effectuated with a record date of October 13, 2006 upon filing the appropriate documentation with NASDAQ. The October 2006 Forward Stock Split increased our issued and outstanding shares of common stock from 9,300,000 to approximately 37,200,000 shares of common stock. (The total number of shares of common stock issued and outstanding had previously been 16,800,000 since May 1, 2006 pursuant to the May 2006 Forward Stock Split. However, on September 27, 2006, four of our shareholders consented to the cancellation and return to treasury of an aggregate of 7,500,000 shares thus bringing the total number of issued and outstanding shares of common stock to 9,300,000 as of October 13, 2006.) The current authorized share capital continued to be 50,000,000 shares of common stock with a par value of $0.001 per share.

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

VILCORO GOLD PROPERTY

On January 22, 2007, we entered into a letter of intent with St. Elias Mines Ltd. ("St Elias"), pursuant to which St. Elias proposed to grant to us an option to acquire not less than an undivided 66% legal, beneficial and registerable interest in certain mining leases in Peru including St. Elias' option to earn a 95% interest in the Vilcoro Gold Property project comprised of approximately 600 hectares in Peru (collectively, the Vilcoro Properties").

On February 23, 2007, we entered into a formal property option agreement ("the "Vilcoro Option Agreement") with St. Elias pursuant to which St. Elias granted to us an option to acquire not less than the undivided 66% legal, beneficial and registerable interest in the Vilcoro Properties (the "Vilcoro Option").

Under the terms of the Vilcoro Option Agreement and in order to exercise the Vilcoro Option, we are required to make the following non-refundable cash payments to St. Elias aggregating $350,000 as follows: (i) $50,000 within five business days from the execution of the Vilcoro Option Agreement, which as of the date of this Quarterly Report, has been paid; (ii) $100,000 due on or before the 12-month anniversary of execution of the Vilcoro Option Agreement; and (iii) $200,000 due on or before the 24-month anniversary of execution of the Vilcoro Option Agreement.

In accordance with the terms and provisions of the Vilcoro Option Agreement, we are further required to: (i) issue to St. Elias 50,000 shares of our restricted common stock on or before the 12-month anniversary of execution of the Vilcoro Option Agreement; and (ii) incur costs totally $2,5000,000 as follows: (a) first expenditure of $500,000 are to be incurred on or before the 12-month anniversary of execution of the Vilcoro Option Agreement, (b) second expenditure of $750,000 are to be incurred on or before the 24-month anniversary of execution of the Vilcoro Option Agreement; and (iii) third expenditure of $1,250,000 are to be incurred on or before the 36-month anniversary of execution of the Vilcoro Option Agreement. Under further terms of the Vilcoro Option Agreement: (i) St. Elias will be the operator of the Vilcoro Properties and will receive an 8% operator fee on all exploration expenditures; (ii) once we exercise the Vilcoro Option, we agree to pay 100% of all on-going exploration, development and production costs until commercial production (the "Production Costs"); and (iii) we have the right to receive 100% of any cash flow from commercial production of the Vilcoro Properties until we have recouped the Production Costs after which the cash flow will be allocated 66% to us and 34% to St. Elias.

GEORGE LAKE PROPERTY

On approximately October 20, 2006, we entered into a mineral property option agreement (the "George Lake Option Agreement") with War Eagle Mining Company ("War Eagle"). In accordance with the terms and provisions of the George Lake Option Agreement: (i) War Eagle granted to us the sole and exclusive option (the "Option") to acquire a 70% undivided interest in and to seven mineral claims comprising a total of 979 hectares located in the Province of Saskatchewan, Canada; (ii) in order to exercise the Option, we are required to incur or cause to be incurred on or before December 31, 2008 expenditures in connection with the George Lake Property of not less than $1,000,000 pursuant to a work program to be commenced and operated by the operator thereon; and (iii) upon exercise of the Option, the further interests of the parties in and to the George Lake Property will be determined through an industry standard joint venture agreement, which will be deemed to be effective upon the exercise of the Option. AS of the date of this Quarterly Report, we have not incurred any expenditures.

SAN JUAN PROPERTY

On approximately November 16, 2006, we entered into a property option agreement (the "Petaquilla Option Agreement") with Petaquilla Minerals Ltd. ("Petaquilla"). In accordance with the terms and provisions of the Petaquilla Option Agreement, Petaquilla granted to us the sole and exclusive option (the "Option") to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama (the "San Juan Property"), which are owned and controlled by Petaquilla's wholly-owned Panamanian subsidiary.

         FIRST OPTION

In order to exercise the initial portion of the Option to acquire an initial 60% undivided interest in and to the San Juan Property (the "First Option"), we are required to: (i) pay to Petaquilla the aggregate sum of $600,000 (of which $100,000 was paid on approximately November 17, 2006); (ii) issue to Petaquilla 4,000,000 shares of our restricted common stock (which 4,000,000 shares were issued as of December 1, 2006); and (iii) incur or cause to be incurred directly or indirectly and pay for an aggregate of $6,000,000 in cumulative exploration expenditures as follows: (a) the sum of $100,000, which has been paid to Petaquilla); (b) issue 4,000,000 shares of restricted common stock, which have been issued to Petaquilla; (c) payment of an additional $200,000 and incurrence and payment of exploration expenditures of not less than $1,000,000 on or before May 31, 2007; (d) payment of an additional $300,000 and incurrence and payment of exploration expenditures of not less than $3,000,000 on or before May 31, 2008; and (e) incurrence and payment of cumulative exploration expenditures of not less than $6,000,000 on or before May 31, 2009. See " - Results of Operation" and "Part II. Item 2. Changes in Securities and Use of Proceeds."

As of December 1, 2006, we have satisfied our current obligations with respect to the exercise of the First Option under the Petaquilla Option Agreement to acquire an initial 60% undivided interest in and to the San Juan Property.

         SECOND OPTION

Subject to the prior exercise of the First Option and in accordance with the terms and conditions of the Petaquilla Option Agreement, Petaquilla has granted to us the exclusive right and further portion of the Option (the "Second Option") to increase our undivided interest in and to the San Juan Property from 60% to 70% by incurring and paying for $3,000,000 in exploration expenditures during the period between the delivery of the Notice of Election and May 31, 2010. Within sixty (60) days following the exercise of the First Option, we are required to give Petaquilla notice (the Notice of Election) that either: (i) we elect to accept the grant of the Second Option; or (ii) we elect not to accept the Second Option. If we make the election, then all further work on the San Juan Property and the subsequent relationship between us and Petaquilla shall be governed by a joint venture agreement between the parties. If we elect to accept the grant of the Second Option but fail to exercise the Second Option, we and Petaquilla shall have initial interests of 60% and 40%, respectively. We shall be deemed to have exercised the Second Option and thus acquired a 70% undivided interest in the San Juan Property by having incurred and paid for $3,000,000 in exploration expenditures during the period between the delivery of the Notice of Election and May 31, 2010. If we fail to incur the $3,000,000 in exploration expenditures by the end of the last day, we may at any time within fifteen days of such day make a cash payment to Petaquilla in an amount equal to the deficiency in the $3,000,000 exploration expenditures to be incurred.

On January 30, 2007, we received notice pursuant to a news release from Petaquilla that the board of directors of Petaquilla has resolved to rescind the Petaquilla Option Agreement. We are current in our obligations under the
Petaquilla Option Agreement and dispute the alleged rescission and advised Petaquilla that the Option is in good standing. Consequently, on February 13, 2007, in accordance with the provisions of the Petaquilla Option Agreement as as a result of Petaquilla's purported rescission of the Petaquilla Option Agreement, we filed a notice with the British Columbia International Commercial Arbitration Center seeking arbitration. See "Part II. Item 1. Legal Proceedings."

RESULTS OF OPERATION

NINE-MONTH PERIOD ENDED FEBRUARY 28, 2007 COMPARED TO NINE-MONTH PERIOD ENDED FEBRUARY 28, 2006.

Our net loss for the nine-month period ended February 28, 2007 was approximately ($7,773,003) compared to a net loss of ($35,920) during the nine-month period ended February 28, 2006 (an increase of $7,737,083).

During the nine-month periods ended February 28, 2007 and 2006, we did not generate any revenue. During the nine-month period ended February 28, 2007, we incurred general and administrative expenses in the aggregate amount of

$7,773,003 compared to general and administrative expenses incurred during the nine-month period ended February 28, 2006 of $45,579. Administrative expenses incurred during the nine-month period ended February 28, 2007 primarily consisted of: (i) professional fees of $125,161 (2006: $21,833); (ii) office and general expenses of $45,579 (2006: $5,927); (iii) mineral property expenditures of $7,550,000 (2006: $-0-); and (iv) consulting fees of $52,263 (2006: $8,160).
General and administrative expenses increased during the nine-month period ended February 28, 2007 due to the incurrence of mineral property expenditures relating primarily to the Petaquilla Option Agreement based upon the estimated fair market value of the 4,000,000 shares of restricted common stock issued to Petaquilla and the increase in professional fees resulting from the increase in overall business operations and activity. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

As discussed above, the increase in net loss during the nine-month period ended February 28, 2007 compared to the nine-month period ended February 28, 2006 is attributable primarily to the increase in general and administrative expenses relating to the mineral property expenditures incurred. Our net loss during the nine-month period ended February 28, 2007 was approximately ($7,773,003) or ($0.20) per share compared to a net loss of ($35,920) or ($0.00) during the nine-month period ended February 28, 2006. The weighted average number of shares outstanding was 38,504,029 for the nine-month period ended February 28, 2007 compared to 37,200,000 for the nine-month period ended February 28, 2006.

THREE-MONTH PERIOD ENDED FEBRUARY 28, 2007 COMPARED TO THREE-MONTH PERIOD ENDED FEBRUARY 28, 2006.

Our  net  loss  for  the   three-month   period  ended  February  28,  2007  was
approximately ($161,186) compared to a net loss of ($8,192) during the three-month period ended February 28, 2006 (an increase of $152,994).

During the three-month periods ended February 28, 2007 and 2006, we did not generate any revenue. During the three-month period ended February 28, 2007, we incurred general and administrative expenses in the aggregate amount of $161,186 compared to general and administrative expenses incurred during the three-month period ended February 28, 2006 of $8,192. Administrative expenses incurred during the three-month period ended February 28, 2007 primarily consisted of:
(i) professional fees of $54,927 (2006: $3,050); (ii) office and general expenses of $29,697 (2005: $2,306); (iii) mineral property expenditures of $50,000 (2005: $-0-); and (iv) consulting fees of $26,562 (2005: $2,836).
General and administrative expenses increased during the three-month period ended February 28, 2007 due to the incurrence of mineral property expenditures relating to the Petaquilla Option Agreement and the increase in professional fees resulting from the increase in overall business operations and activity.

As discussed above, the increase in net loss during the three-month period ended February 28, 2007 compared to the three-month period ended February 28, 2006 is attributable primarily to the increase in overall general and administrative expenses. Our net loss during the three-month period ended February 28, 2007 was approximately ($161,186) or ($0.00) per share compared to a net loss of ($8,192) or ($0.00) during the three-month period ended February 28, 2006. The weighted average number of shares outstanding was 41,155,556 for the three-month period ended February 28, 2007 compared to 35,706,720 for the three-month period ended February 28, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

NINE-MONTH PERIOD ENDED FEBRUARY 28, 2007

As of the nine-month period ended February 28, 2007, our current assets were $15,230 and our current liabilities were $350,820, which resulted in a working capital deficit of $355,590. As of the nine-month period ended February 28, 2007, our total assets consisted of the $15,230 in cash. As of the nine-month period ended February 28, 2007, our total liabilities consisted of: (i) $162,694 in accounts payable and accrued liabilities; and (ii) $188,126 in shareholders' loan.

Stockholders' equity (deficit) decreased from $37,413 at fiscal year ended May 31, 2006 to ($335,590) as at February 28, 2007.

We have not generated positive cash flows from operating activities. For the nine-month period ended February 28, 2007, net cash flows used in operating activities was ($243,153) compared to net cash flows used in operating activities for the nine-month period ended February 28, 2006 of ($83,928). Net cash flows used in operating activities for the nine-month period ended February 28, 2007 consisted primarily of a net loss of ($7,773,003). Net cash flows used in operating activities was adjusted by $7,400,000 to reflect the non-cash mineral property expenditures associated with the Petaquilla Option Agreement based upon the estimated fair market value of the 4,000,000 shares of restricted common stock issued to Petaquilla and by $143,523 to reflect the increase in accounts payable and accrued liabilities.

For the nine-month period ended February 28, 2007, net cash flows provided by financing activities was $185,000 compared to net cash flows provided by financing activities for the nine-month period ended February 28, 2006 of $100,000. Net cash flows provided by financing activities for the nine-month period ended February 28, 2007 consisted of proceeds from shareholder advances.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any significant material commitments for fiscal year 2006/2007 other than the contractual arrangements described below.

VILCORO OPTION AGREEMENT

Under the terms of the Vilcoro Option Agreement and in order to exercise the Vilcoro Option, we are required to make the following non-refundable cash payments to St. Elias aggregating $350,000 as follows: (i) $50,000 within five business days from the execution of the Vilcoro Option Agreement which, as of the date of this Quarterly Report, has been paid; (ii) $100,000 due on or before the 12-month anniversary of execution of the Vilcoro Option Agreement; and (iii) $200,000 due on or before the 24-month anniversary of execution of the Vilcoro Option Agreement. In accordance with further terms and provisions of the Vilcoro Option Agreement, we are further required to incur costs totally $2,5000,000 as follows: (a) first expenditure of $500,000 to be incurred on or before the 12-month anniversary of execution of the Vilcoro Option Agreement, (b) second expenditure of $750,000 to be incurred on or before the 24-month anniversary of execution of the Vilcoro Option Agreement; and (iii) third expenditure of $1,250,000 to be incurred on or before the 36-month anniversary of execution of the Vilcoro Option Agreement.

PETAQUILLA OPTION AGREEMENT

Under the terms of the Petaquilla Option Agreement, we are required to: (i) pay to Petaquilla the aggregate sum of $600,000 (of which $100,000 was paid on approximately November 17, 2006); and (ii) incur or cause to be incurred directly or indirectly and pay for an aggregate of $6,000,000 in cumulative exploration expenditures as follows: (a) the sum of $100,000, which has been paid to Petaquilla); (b) issue 4,000,000 shares of restricted common stock, which have been issued to Petaquilla; (c) payment of an additional $200,000 and incurrence and payment of exploration expenditures of not less than $1,000,000 on or before May 31, 2007; (d) payment of an additional $300,000 and incurrence and payment of exploration expenditures of not less than $3,000,000 on or before May 31, 2008; and (e) incurrence and payment of cumulative exploration expenditures of not less than $6,000,000 on or before May 31, 2009.

SHAREHOLDER LOAN

On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. The aggregate amount loaned to us of $100,000 is unsecured and accrues interest at 10% per annum and has no established terms of repayment. As of the date of this Quarterly Report, we owe an aggregate of $100,438 in principal and accrued interest. Subsequent to the nine-month period ended February 28, 2007, an additional $121,000 was advanced to us by the same shareholder under the same terms and conditions.

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

ITEM III. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our President/Chief Executive Officer and our Treasurer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at February 28, 2007. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the nine-month period ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the nine-month period ended February 28, 2007. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the
Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte LLP their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the nine-month period ended February 28, 2007 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 27, 2007, we received notice pursuant to a news release from Petaquilla that the board of directors of Petaquilla resolved to rescind the Petaquilla Option Agreement. We are current in our obligations under the Petaquilla Option Agreement and dispute the alleged rescission and have advised Petaquilla that the Option is in good standed.

Therefore, in accordance with the terms and provisions of the Petaquilla Option Agreement, we filed a notice with the British Columbia International Commercial Arbitration Centre (the "BCICAC") seeking arbitration. On March 5, 2007, we filed a Statement of Claim with the BCICAC seeking specific performance of the Petaquilla Option Agreement and damages. On April 10, 2007, Petaquilla filed a Statement of Defense.

We have instructed counsel to vigorously pursue all claims against Petaquilla on our behalf. As of the date of this Quarterly Report, we are awaiting formal arbitration proceedings and accordingly the outcome of the arbitration is presently not determinable. While the result of arbitration is difficult to predict, we believe we have a significant likelihood of prevailing or successfully pursuing our claims against Petaquilla.

Other than as disclosed above, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

PRIVATE SALE/ACQUISITION

On December 28, 2006, Marcus Johnson, our President and a member of the Board of Directors, purchased an aggregate of 6,500,000 shares of our restricted common stock in a series of private sales at par value of $0.001 per share for total consideration of $6,500 from his personal funds. As of the date of this Quarterly Report, there are an aggregate of 41,200,000 shares of our common stock issued and outstanding. Therefore, Mr. Johnson holds of record an aggregate 15.8% equity interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 27, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved an amendment to the Articles of Incorporation (the "2006 Amendment") to increase our authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share and the dissemination of a notice of consent requested from shareholders without a special meeting dated December 4, 2006 (the "Notice of Consent") together with a consent/proxy card (the "Proxy"). Our Board of Directors fixed the close of business on January 3, 2007 as the date by which the Proxy was to be received by us.

Only shareholders of record at the close of business on November 27, 2006 (the "Record Date") were entitled to receipt of the Notice of Consent and to vote the shares of common stock held by them on such date in the Proxy. As of the Record Date, an aggregate 37,200,000 shares of common stock were issued and outstanding. There was no other class of voting securities outstanding at that date. Each share of common stock held by a shareholder entitled such shareholder to one vote pursuant to the Proxy. The receipt of Proxies evidencing an affirmative vote of the holders of a majority of the outstanding shares of common stock was required to approve the 2006 Amendment.

Approval that the Articles of Incorporation be amended to increase the authorized capital of the Company from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share.

             For                   21,946,655
             Against                      -0-
             Abstain               15,253,345

ITEM 5. OTHER INFORMATION

APPOINTMENT/RESIGNATION OF DIRECTOR

Effective on October 20, 2006, our Board of Directors accepted the consent to act as a director from Terence F. Schorn. On February 7, 2007, we accepted the resignation from Mr. Schorn as a member of our Board of Directors.

Effective on February 7, 2007, our Board of Directors accepted the consent to act as a director from Stacey Kivel, Attorney at Law. The following is a brief account of the education and business experience of Ms. Kivel during at least the past five years, indicating her principal occupation during the period, and the name and principal business of the organization by which she was employed.

Ms. Kivel's previous experience involves her role as general council, particularly in the areas of corporate finance, international mining, acquisitions,, government and investor relations, corporate governance, intellectual property, media and communications. She is also a specialist on Africa and Middle East government relations. Ms. Kivel has performed as vice president business development and legal affairs as well as company secretary for a junior oil and gas exploration and production company listed on the London Stock Exchange (AIM) with drilling operations in West Africa. In acting as the firm's lead on corporate development, she assisted in all areas required to build the company's asset base, financial backing and corporate structure. This included negotiating agreements and overseeing corporate relations with host governments in West Africa whilst maintaining the internal structure of this listed company. Ms. Kivel successfully assisted the company through a bidding and lobbying exercise to acquire oil exploration rights in Nigeria. She subsequently helped negotiate production sharing contracts and joint operating agreements for the acquisition of some of the most sought after oil and gas exploration assets in Nigeria, the cost of which were in the hundreds of millions of dollars. She assisted in structuring two private placements totaling US $310,000 and a bridge financing for US $65,000,000 which provided finance for the company's expansion. At the same time she was responsible as corporate secretary and head of legal for the company's compliance, their listing, corporate governance, human resources, board structure and legal records.

Ms. Kivel has been advising companies on corporate development and expansion into Africa and the Middle East for more than ten years and has developed a network of government leaders and corporate executives working and investing in these regions. Her career has involved a wide range of public and private corporate transactions dealing with individual companies and governments around the world. These range from brokering the sale of a distressed German multinational company in 2005 to expanding opportunities for London-based Rotch Group's (now Consensus) international expansion.

In June 2000 to 2003 she acted as special advisor to the President for the Republic of Gabon. Ms. Kivel advised the office of the President of the Republic, the Gabon Ministry of Finance and Air Gabon on a strategy to obtain offset credits as a result of the purchase of new Boeing aircraft.

Ms. Kivel began her career as a corporate attorney specializing in intellectual property and acquisitions in the entertainment industry. She acted as general council and head of acquisitions for two California-based firm distributors, one of which she helped grow to a $100 million entity, specializing in negotiating distribution and finance agreements to acquire international film and television distribution rights. She subsequently headed the International Government Relations and Business Development department for the Middle East and Africa at Instructional Investor Magazine. Following this, she consulted in the same area for the International Herald Tribune, significantly increasing the international customer base for both the publications.

Ms. Kivel graduated from Pepperdine University School of Law in Malibu California and subsequently became an accredited member of the California Bar. She received her undergraduate Degree in Finance with a minor in Economics from the University of Massachusetts School Of Management and carried out additional studies at Stanford University and the American University of Paris.

As a consequence of the Board's acceptance of the within Appointment, the Board is now comprised of each of Messrs. Marcus M. Johnson, Alan Sedgwick, Steve Jewett, D. Bruce Horton and Ms. Kivel.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

2.01 Amendment to Articles of Incorporation dated January 12, 2007 as filed with the Secretary of State of the State of Nevada. (1)

10.01 Property Option Agreement as fully executed on November 16, 2006 between Revelstoke Industries, Inc. and Petaquilla Minerals Ltd.(2)

10.02 Letter of Intent between Geneva Gold Corp. and St. Elias Mines Ltd. dated January 22, 2007. (3)

10.03 Vilcoro Property Option Agreement dated January 22, 2007 between St. Elias Mines Ltd. and Geneva Gold Corp. (4)

31.1     Certification  of  Chief  Executive   Officer  pursuant  to  Securities
         Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2     Certification  of  Chief  Financial   Officer  pursuant  to  Securities
         Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 2.01 of Geneva Gold Corp. Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on January 16, 2007.

(2) Incorporated by reference to Exhibit 10.01 of Revelstoke Industries, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2006.

(3) Incorporated by reference to Exhibit 10.01 of Geneva Gold Corp. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2007.

(4) Incorporated by reference to Exhibit 10.01 of Geneva Gold Corp. Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GENEVA Resources,Inc.

Dated: April 18, 2007                        By: /s/ MARCUS JOHNSON
                                             _______________________________
                                             Marcus Johnson, Chief Executive
                                             Officer/President


Dated: April 18, 2007                        By: /s/ D. BRUCE HORTON
                                             ________________________________
                                             D. Bruce Horton, Chief Financial
                                             Officer/Treasurer