Form 10KSB
period 2007-05-31
Geneva Resources, Inc.
filed 2007-09-13
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

                         COMMISSION FILE NUMBER: 0-32593

                             GENEVA RESOURCES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                    NEVADA                                   98-0441019
                   _______                                   _________
(STATE OR OTHER JURISDICTION OF INCORPORATION    I.R.S. EMPLOYER IDENTIFICATION
               OR ORGANIZATION)                                 NO.)

                          1005 TERMINAL WAY, SUITE 110
                               RENO, NEVADA 89502
                               __________________
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (775) 348-9330
                                 ______________
                           (ISSUER'S TELEPHONE NUMBER)

 SECURITIES REGISTERED PURSUANT TO SECTION        NAME OF EACH EXCHANGE ON WHICH
             12(B) OF THE ACT:                             REGISTERED:
                    NONE
                    ____

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
            COMMON STOCK, $0.001PAR VALUE
            _____________________________
                   (TITLE OF CLASS)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No[ ]

Indicate by checkmark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State  issuer's  revenues for its most recent fiscal year (ending May 31, 2007):
$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computes by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: September 4, 2007: US $.

APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.
                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of    Outstanding as of
the issuer's classes of common stock, as of the most    September 7, 2007
practicable date:
Class
Common Stock, $0.001 par value                          41,200,000 *

*Increased in accordance with a forward stock split of four (4) shares for one effective approximately October 13, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             GENEVA RESOURCES, INC.

                                   FORM 10-KSB

Item 1.           DESCRIPTION OF BUSINESS.

Item 2.           DESCRIPTION OF PROPERTY.

Item 3.           LEGAL PROCEEDINGS.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Item 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Item 7.           FINANCIAL STATEMENTS.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Item 8A.          CONTROLS AND PROCEDURES.

Item 8B           OTHER INFORMATION.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Item 10.          EXECUTIVE COMPENSATION.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                  COMPENSATION.

Item 13.          EXHIBITS.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

AVAILABLE INFORMATION

Geneva Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Geneva Resources, Inc. was incorporated under the laws of the State of Nevada on April 5, 2004 under the name "Revelstoke Industries, Inc." for the purpose of reclaiming and stabilizing land in preparation for construction in Canada. Effective November 27, 2006, we changed our name to "Geneva Gold Corp.". Subsequently, effective February 28, 2007, we changed our name to "Geneva Resources, Inc.". See "Item 1. Description of Business - Business Development - Articles of Merger:" We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North American and internationally.

ARTICLES OF MERGER

         2006 ARTICLES OF MERGER

On November 27, 2006, we filed Articles of Merger with the Nevada Secretary of State (the "2006 Articles of Merger"). In accordance with the terms and provisions of the 2006 Articles of Merger: (i) we effectuated a merger with our wholly-owned subsidiary, Geneva Gold Corp., as a parent/subsidiary merger, whereby we were the surviving corporation; (ii) the merger became effective as of December 1, 2006 pursuant to Section 92A.180 of the Nevada Revised Statutes; and (iii) our Articles of Incorporation were amended to change our name to "Geneva Gold Corp.".

         2007 ARTICLES OF MERGER

On February 28, 2007, we filed Articles of Merger with the Nevada Secretary of State (the "2007 Articles of Merger"). In accordance with the terms and provisions of the 2007 Articles of Merger: (i) we effectuated a merger with our wholly-owned subsidiary, Geneva Resources, Inc., as a parent/subsidiary merger, whereby we were the surviving corporation; (ii) the merger became effective March 1, 2007 pursuant to Section 92A.180 of the Nevada Revised Statutes; and
(iii) our Articles of Incorporation were amended to change our name to "Geneva Resources, Inc." We filed an amendment to our Articles of Incorporation (the "2007 Amendment"). In accordance with the 2007 Amendment, we changed our name to "Geneva Resources, Inc." In connection with the name change to Geneva Resources, Inc., as of the open of business on March 5, 2007, our trading symbol changed to GVRS.

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

INCREASE IN AUTHORIZED CAPITAL STRUCTURE

On January 12, 2007, we filed an Amendment to our Articles of Incorporation (the "2006 Amendment"). In accordance with the Amendment, we increased our authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share. On November 27, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved the Amendment to increase our authorized capital and the dissemination of a notice of consent requested from shareholders without a special meeting dated December 4, 2006 (the "Notice of Consent") together with a consent/proxy card (the "Proxy"). The Notice of Consent was distributed to our shareholders with a record date of November 27, 2006. Our Board of Directors fixed the close of business on January 3, 2007 as the date by which written consents and approvals were to be received by our shareholders holding a majority of the total issued and outstanding common stock to approve the Amendment. See "Item 4. Submission of Matters to a Vote of Security Holders."

FORWARD STOCK SPLIT

On October 13, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of four for one (4:1) of our total issued and outstanding shares of common stock (the "Forward Stock Split").

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

The Forward Stock Split was effectuated with a record date of October 13, 2006 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our issued and outstanding shares of common stock from 9,300,000 to approximately 37,200,000 shares of common stock. (The total number of shares of common stock issued and outstanding had previously been 16,800,000 since May 1, 2006 pursuant to a forward stock split effectuated in May 2006 of forty-two (42) shares for one share issued and outstanding). However, on September 27, 2006, four of our shareholders consented to the cancellation and return to treasury of an aggregate of 7,500,000 shares thus bringing the total number of issued and outstanding shares of common stock to 9,300,000 as of October 13, 2006.) The current authorized share capital continued to be 50,000,000 shares of common stock with a par value of $0.001 per share.

CANCELLATION OF SHARES

On September 27, 2006, an aggregate of 7,500,000 shares of our common stock held by four of our shareholders were cancelled and returned to treasury at no value on the basis of pre-existing negotiations. Thus, as of October 13, 2006, the total number of issued and outstanding shares of common stock were 9,300,000 after the effectuation of the Forward Stock Split.

TRANSFER AGENT

Our transfer agent is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240 Las Vegas NV 89119.

MINERAL PROPERTIES

We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North American and internationally. As of the date of this Annual Report, our mineral interests consist mainly of options agreements on exploration stage properties as discussed below. We have not established any proven or probable reserves on our mineral property interests.

GEORGES LAKE PROPERTY

On approximately October 20, 2006, we entered into a mineral property option agreement (the "George Lake Option Agreement") with War Eagle Mining Company ("War Eagle"). In accordance with the terms and provisions of the George Lake

Option Agreement: (i) War Eagle granted to us the sole and exclusive option (the "Option") to acquire a 70% undivided interest in and to seven mineral claims comprising a total of 979 hectares located in the Province of Saskatchewan, Canada, approximately 135 kilometers northwest of La Ronge, Saskatchewan (the "George Lake Property"); (ii) in order to exercise the Option, we are required to incur or cause to be incurred on or before December 31, 2008 expenditures in connection with the George Lake Property of not less than $1,000,000 pursuant to a work program to be commenced and operated by the operator thereon; and (iii) upon exercise of the Option, the further interests of the parties in and to the George Lake Property will be determined through an industry standard joint venture agreement, which will be deemed to be effective upon the exercise of the Option. As of the date of this Annual Report, we have not paid any consideration to exercise the Option nor incurred any expenditures.

SAN JUAN PROPERTY

On approximately November 16, 2006, we entered into a property option agreement (the "Petaquilla Option Agreement") with Petaquilla Minerals Ltd. ("Petaquilla"). In accordance with the terms and provisions of the Petaquilla Option Agreement, Petaquilla granted to us the sole and exclusive option (the "Option") to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama (the "San Juan Property"), which are owned and controlled by Petaquilla's wholly-owned Panamanian subsidiary, as described below.

On January 30, 2007, we received notice pursuant to a news release from Petaquilla that the board of directors of Petaquilla has resolved to rescind the Petaquilla Option Agreement. We were current in our obligations under the Petaquilla Option Agreement and disputed the alleged rescission and advised Petaquilla that the Option was in good standing. Consequently, on February 13, 2007, in accordance with the provisions of the Petaquilla Option Agreement and as a result of Petaquilla's purported rescission of the Petaquilla Option Agreement, we filed a notice with the British Columbia International Commercial Arbitration Center seeking arbitration. On March 5, 2007, we filed our Statement of Claims with the arbitrators seeking specific performance of the Petaquilla Option Agreement and damages. On April 10, 2007, Petaquilla filed a Statement of Defense. As of the date of this Annual Report, we are awaiting formal arbitration proceedings. Accordingly, no further amounts have been accrued in the Financial Statements relating to this agreement "Item 3. Legal Proceedings."

FIRST OPTION

In order to exercise the initial portion of the Option to acquire an initial 60% undivided interest in and to the San Juan Property (the "First Option"), we are required to: (i) pay to Petaquilla the aggregate sum of $600,000 (of which $100,000 was paid on approximately November 17, 2006); (ii) issue to Petaquilla 4,000,000 shares of our restricted common stock (which 4,000,000 shares were issued as of December 1, 2006); and (iii) incur or cause to be incurred directly or indirectly and pay for an aggregate of $6,000,000 in cumulative exploration expenditures as follows: (a) the sum of $100,000, which has been paid to Petaquilla); (b) issue 4,000,000 shares of restricted common stock, which have been issued to Petaquilla; (c) payment of an additional $200,000 and incurrence and payment of exploration expenditures of not less than $1,000,000 on or before May 31, 2007; (d) payment of an additional $300,000 and incurrence and payment of exploration expenditures of not less than $3,000,000 on or before May 31, 2008; and (e) incurrence and payment of cumulative exploration expenditures of not less than $6,000,000 on or before May 31, 2009. See "Item 5. Market for Common Equity and Related Stockholder Matters."

As of December 1, 2006, we had satisfied our current obligations with respect to the exercise of the First Option under the Petaquilla Option Agreement to acquire an initial 60% undivided interest in and to the San Juan Property.

         SECOND OPTION

Subject to the prior exercise of the First Option and in accordance with the terms and conditions of the Petaquilla Option Agreement, Petaquilla granted to us the exclusive right and further portion of the Option (the "Second Option") to increase our undivided interest in and to the San Juan Property from 60% to 70% by incurring and paying for $3,000,000 in exploration expenditures during the period between the delivery of the Notice of Election and May 31, 2010. Within sixty (60) days following the exercise of the First Option, we are required to give Petaquilla notice (the Notice of Election) that either: (i) we elect to accept the grant of the Second Option; or (ii) we elect not to accept the Second Option. If we make the election, then all further work on the San Juan Property and the subsequent relationship between us and Petaquilla shall be governed by a joint venture agreement between the parties. If we elect to accept the grant of the Second Option but fail to exercise the Second Option, we and Petaquilla shall have initial interests of 60% and 40%, respectively. We shall be deemed to have exercised the Second Option and thus acquired a 70% undivided interest in the San Juan Property by having incurred and paid for $3,000,000 in exploration expenditures during the period between the delivery of the Notice of Election and May 31, 2010. If we fail to incur the $3,000,000 in exploration expenditures by the end of the last day, we may at any time within fifteen days of such day make a cash payment to Petaquilla in an amount equal to the deficiency in the $3,000,000 exploration expenditures to be incurred.

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

On February 23, 2007, we entered into a formal property option agreement ("the "Volcoro Option Agreement") with St. Elias pursuant to which St. Elias granted to us an option to acquire not less than the undivided 66% legal, beneficial and registerable interest in the Vilcoro Properties (the `Volcoro Option").

Under the terms of the Volcoro Option Agreement and in order to exercise the Volcoro Option, we are required to make the following non-refundable cash payments to St. Elias aggregating $350,000 as follows: (i) $50,000 within five business days from the execution of the Volcoro Option Agreement, which as of the date of this Annual Report, has been paid; (ii) $100,000 due on or before the 12-month anniversary of execution of the Volcoro Option Agreement; and (iii) $200,000 due on or before the 24-month anniversary of execution of the Volcoro Option Agreement.

In accordance with the terms and provisions of the Volcoro Option Agreement, we are further required to: (i) issue to St. Elias 50,000 shares of our restricted common stock on or before the 12-month anniversary of execution of the Volcoro Option Agreement; and (ii) incur costs totally $2,5000,000 as follows: (a) first expenditure of $500,000 are to be incurred on or before the 12-month anniversary of execution of the Volcoro Option Agreement, (b) second expenditure of $750,000 are to be incurred on or before the 24-month anniversary of execution of the Volcoro Option Agreement; and (iii) third expenditure of $1,250,000 are to be incurred on or before the 36-month anniversary of execution of the Volcoro Option Agreement.

Under further terms of the Volcoro Option Agreement: (i) St. Elias will be the operator of the Vilcoro Properties and will receive an 8% operator fee on all exploration expenditures; (ii) once we exercise the Volcoro Option, we agree to pay 100% of all on-going exploration, development and production costs until commercial production (the "Production Costs"); and (iii) we have the right to receive 100% of any cash flow from commercial production of the Volcoro Properties until we have recouped the Production Costs after which the cash flow will be allocated 66% to us and 34% to St. Elias.

         PHASE I EXPLORATION PROGRAM

The Vicloro Properties comprises approximately 1,600 hectares and lies along the game geological belt of Tertiary rocks that host deposits in northern Peru, such as Newmont's Yanacocha Mine and Barrick's Pierina deposit. Management believes that the Vilcoro Properties are favorably located adjacent to the claim block that covers the Lagunas Norte mine recently put into production by Barrick Gold in the Alto Chicama mining district of central Peru.

As of the date of this Annual Report, we are engaged in our Phase I exploration program. A total of 256 channel samples and 28 check samples have been collected from outcrops, trenches and underground workings, which sample preparation and analytical work was undertaken at ALS Chemex SA Laboratory (an ISO-certified facility) in Lima Peru, using standard industry practice fire assay with an atomic absorption finish. Most of the channel samples were three to five meters long. This work has defined two mineralized trends referred to as the Main Trend and the South Trend. Six individual mineralized zones (Zones 1 through 6) have been identified within the Main Trend and three individual mineralized zones (Zones A through C) have been identified within the South Trend. The South Trend lies approximately 200 meters to the south of the Main Trend and comprises an east-west alignment (parallel to the Main Trend) of mineralized hydrobreccia occurrences in three zones.

Management is pleased with the evidence of disseminated mineralization on the Vilcoro Properties with grades that are comparable to what is presently being mined at the giant Yanacocha Mine (average ore grade 0.8 g/t), and is continuing fieldwork at Vilcoro Properties with emphasis on additional trenching between the individual zones on the Main Trend.

MAIN TREND. The Main Trend extends for 1.1 km in an east-west direction with an average width of 60 meters in a north-south direction and is currently defined by 174 channel samples. The Main Trend encompasses one higher-grade zone (Zone
1) and five lower-grade zones (Zones 2 to 6). The Main Trend is open to the east and west, as are most of the individual zones within the Main Trend.

     o Zone 1 is a continuous zone of gold-silver mineralization measuring 120 meters by 20 meters. All samples are from old underground workings. Eighty-three channel samples have a weighted arithmetic average grade of 3.43 g/t gold excluding a very high-grade sample that assayed 842 g/t gold.
     o Zone 2 is 120 meters east of Zone 1 and is defined by nine samples with an average grade of 0.51 g/t gold across an area measuring 60 meters by 25 meters.
     o Zone 3 is 250 meters east of Zone 1 and is defined by nine samples with an average grade of 0.54 g/t gold across an area measuring 30 meters by 10 meters.
     o Zone 4 is 60 meters south of Zone 1 and is defined by eight samples with an average grade of 0.36 g/t gold across an area measuring 50 meters by 10 meters.
     o Zone 5 is 110 meters west of Zone 1 and comprises a 30-m-long trench from which eight continuous samples returned an average grade of 0.17 g/t gold.
     o Zone 6 is about 700 meters west of Zone 1 and comprises eight tunnel and trench samples with an average grade of 0.54 g/t gold across 40 meters.

SOUTH TREND. The South Trend lies approximately 200 meters to the south of, and strikes parallel to, the Main Trend and comprises an east-west alignment of mineralized hydrobreccia occurrences in three zones (Zones A through C). It is not as well defined as the Main Trend because only eight samples have been collected to date.

     o    Zone A: 9 meters grading 0.41 g/t gold (3 samples)
     o    Zone B: 10 meters grading 0.71 g/t gold (3 samples)
     o    Zone C: 5.4 meters grading 0.85 g/t gold (2 samples).

NIGERIA PROPERTY

Effective April 30, 2007, we entered into a property financing and operating agreement (the "Operating Agreement") with Allied Minerals, a company incorporated under the laws of the Federal Republic of Nigeria ("Allied Minerals"). Pursuant to the Operating Agreement, Allied Minerals granted us the exclusive right and option (the "Option"), to acquire an initial and undivided 65% beneficial and economic interest in and to certain mineral licenses, claims, concessions or reservations situated in Nigeria (collectively, the "Nigeria Property").

Under the terms of the Operating Agreement, we were granted a forty-five (45) day due diligence period (the "Due Diligence Period") starting on the effective date of the Operating Agreement, which has been subsequently extended twice on June 12, 2007 and August 7, 2007, respectively. See " - Extension of Option and Due Diligence Period". During the Due Diligence Period, we have access to Allied Mineral's books, records and properties to make such investigation as we consider advisable to enable us to determine whether to proceed with the Option. On or before the last day of the Due Diligence Period, we could elect in writing to proceed with the Option (the "Notice to Proceed"). If we do not provide

Allied Minerals with the Notice to Proceed, the Operating Agreement will be treated as terminated and of no further force and effect.

If we subsequently provide Allied Minerals with the Notice to Proceed, under the terms of the Agreement, we will be deemed to have exercised the Option (the
"Exercise"), and shall be entitled to an undivided initial 65% beneficial and economic interest in and to the Nigeria Property, provided that we: (i) grant to Allied Minerals, within five business days of the date of the Notice to Proceed (subject to the prior receipt of all required regulatory requirements and/or approvals, if any, as set forth in the Operating Agreement), 300,000 stock options (the "Options") to acquire an equivalent number of our shares of common stock, with the Options being exercisable for a period of three years from the grant date at an exercise price equal to the five-day average trading price of our shares of common stock on the NASD over-the-counter bulletin board preceding the date of delivery of the Notice to Proceed; and (ii) fund certain expenditures on the Nigeria Property totaling not less than $3,000,000 commencing after the Notice to Proceed is given.

Under further terms of the Operating Agreement, after Exercise: (i) we will be the operator of the Nigeria Property; (ii) together with Allied Minerals we will establish a management committee to determine overall policies, objectives, procedures, methods and actions under the Operating Agreement with a view to bringing the Nigeria Property into commercial production as a mine; and (iii) we will each have the right to appoint one representative to the board of directors of the other party. With effect from Exercise until the commencement of commercial production of the Nigeria Property, if any, we will be required to contribute 100% of all costs with respect to the Nigeria Property. Following commencement of commercial production, if any, the net profit interests will be 35% for Allied and 65% for us until such time as we have recouped 175% of our pre-production and production costs, after which we shall be entitled to receive 52% of all cash flow from the Nigeria Property and Allied Minerals shall be entitled to receive 48% of all cash flow from the Nigeria Property. In addition, if and when we have recouped 175% of our costs as set forth above and commercial production reaches 250 tons of mineral product per day, we will issue to Allied Minerals 250,000 shares of our common stock.

         EXTENSION OF OPTION AND DUE DILIGENCE PERIOD

On June 14, 2007, we extended the Option term in the Operating Agreement and our Due Diligence Period from its original forty-five day to a new term of seventy-five (75) days. Our management requested the extension in order to complete our sampling and grade testing program on the Allied Mineral Properties located in the Wase area of Plateau State, Nigeria. As of the date of this Annual Report, we have completed the sampling and grade testing process of the most easterly side of the Nigeria Property. In the Jawando area on the east die of the Nigeria Property, copper ore was recovered from trenches cut in a wide spread, multi-vein sequence. Assays on samples taken indicated Cu at 31.27% and Pb at 8.97%. To the south of the copper vein sequence in the Gimbi area of the Nigeria Property, zinc ore was recovered from a trench cut in another view sequence. Assays indicated Za at 60.29%. Our geological team attempted to acquire copper ore samples from the western side of the Nigeria Property in the Mavo area. Although a great deal of overburden was pushed aside, the area believed to contain a copper-bearing ore body was not exposed because of the very hard cap rock encountered.

We intend to utilize the extended Option term and Due Diligence Period to attempt a blast and trench sampling program on the west side of the Nigeria Property. In the event this fails to get beyond the cap rock into the potential copper-bearing vein beneath, a core rig will be mobilized to accomplish the task. It is anticipated that during this time frame, our geological team will also carry out additional trenching delineation work on the major zinc vein encountered in the Gimbi area.

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking metal and mineral based exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime metal and minerals exploration prospects and then exploit such prospects. Competition for the acquisition of metal and minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable metal and minerals exploration properties will be available for acquisition and development.

MINERALS EXPLORATION REGULATION

Our minerals exploration activities are, or will be, subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain foreign regulations, and may be subject to Nigeria, Canadian, Peru, or federal, state and local laws and regulations, relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations does not appear to have a future material effect on our operations or financial condition to date.
Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether foreign or local, are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Minerals exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Marcus Johnson is our President and Chief Executive Officer and D. Bruce Horton is our Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts.

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

RISKS RELATED TO OUR BUSINESS

         WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our precious metal and mineral properties in Peru, Canada and Nigeria. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our precious metal and mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in any of our mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our precious metal and mineral properties. Further, if we are able to establish that development of our precious metal and mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment. We may not discover commercially exploitable quantities of precious metals or minerals on our properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we out will establish reserves. All of our precious metal and mineral properties are in the exploration stage as opposed to the development stage and have no known body of economic mineralization. The known mineralization at these projects has not yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on our precious metal and mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable mineral exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of minerals. Any determination that our properties contain commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

         OUR EXPLORATION ACTIVITIES ON OUR MINERAL PROPERTIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR PLANS TO DEVELOP THE PROPERTY AND OUR INVESTMENTS IN EXPLORATION.

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

     o    identification  of  potential   mineralization  based  on  superficial
          analysis;

     o    availability of government-granted exploration permits;

     o    the quality of management and geological and technical expertise; and

     o    the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract minerals, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of precious metals or minerals on our properties.

         OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY.

In considering whether to invest in our common stock, you should consider that our inception was April 5, 2004 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance. In addition, we have only recently acquired or will acquire our primary minerals exploration prospects located in Peru and Nigeria with limited experience in early stage exploration efforts.

         WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $10,024,490 from April 5, 2004 (inception) to May 31, 2007. As of May 31, 2007, we had an accumulated deficit of $10,024,490 and had incurred losses of approximately $9,887,736 during fiscal year ended May 31, 2007. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:
(i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

         FUTURE PARTICIPATION IN AN INCREASED NUMBER OF MINERALS EXPLORATION PROSPECTS WILL REQUIRE SUBSTANTIAL CAPITAL EXPENDITURES.

The uncertainty and factors described throughout this section may impede our ability to economically discover, acquire, develop and/or exploit mineral prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The financial statements for the fiscal year ended May 31, 2007 have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Going Concern."

         WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. Our current plans require us to make capital expenditures for the exploration of our minerals exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of certain minerals. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

         AS PART OF OUR GROWTH STRATEGY, WE INTEND TO ACQUIRE ADDITIONAL PRECIOUS METALS AND MINERALS EXPLORATION PROPERTIES.

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

         WE ARE RELATIVELY A NEW ENTRANT INTO THE PRECIOUS METALS AND MINERALS EXPLORATION AND DEVELOPMENT INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of minerals exploration and development is subject to many risks and if gold or other precious metals or other minerals are found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond our control. The potential profitability of mining mineral properties if economic quantities of minerals are found is dependent upon many factors and risks beyond our control, including, but not limited to:
(i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of minerals; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

         THE RISKS ASSOCIATED WITH EXPLORATION AND DEVELOPMENT AND, IF APPLICABLE, MINING COULD CAUSE PERSONAL INJURY OR DEATH, ENVIRONMENTAL DAMAGE, DELAYS IN MINING, MONETARY LOSSES AND POSSIBLE LEGAL LIABILITY.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved minerals reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

         THE MINERAL EXPLORATION AND MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING THE LEASES.

The mineral exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce certain minerals, but also market certain minerals and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices. Our larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

         THE MARKETABILITY OF NATURAL RESOURCES WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of certain minerals and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

         MINERAL MINING OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION, WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED, CAUSING AN ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

If economic quantities of certain minerals are found on any lease owned by us in sufficient quantities to warrant mining operations, such mining operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mineral mining operations are also subject to foreign, federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

         MINERALS EXPLORATION AND DEVELOPMENT AND MINING ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS, WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS.

Minerals exploration and development and future potential uranium mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential mineral mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mineral mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

         COSTS ASSOCIATED WITH ENVIRONMENTAL LIABILITIES AND COMPLIANCE MAY INCREASE WITH AN INCREASE IN FUTURE SCALE AND SCOPE OF OPERATIONS.

We believe that our operations currently comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

         ANY CHANGE IN GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Peru, Canada or Nigeria or any other applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

         WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Marcus Johnson, our President/Chief
Executive Officer and a director, and D. Bruce Horton, our Chief Financial Officer and a director. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

         OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Our officers and directors serve only part time and are subject to conflicts of interest. Each of our executive officers and directors serves only on a part time basis. Each devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors may be subject to conflicts of interest.

         NEVADA LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

As of the date of this Annual Report, we have 41,200,000 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell certain shares of our common stock pursuant to a SB-2 registration statement declared effective on November 18, 2005. As a result of this registration statement, an aggregate of 262,500 pre-forward share split shares (increased in accordance with a forward stock split of forty-two (42) shares for one effective May 1, 2006 and the Forward Stock Split of four (4) shares of one effective October 13, 2006) of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock. See "Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

As of the date of this Annual Report, there are 15,750,000 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

         THE TRADING PRICE OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD HAS BEEN AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock commenced trading on approximately December 1, 2006 on the OTC Bulletin Board and the trading price has fluctuated. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

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

         ADDITIONAL ISSUANCES OF EQUITY SECURITIES MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

         OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock has fluctuated and may trade at times at less than $5 per share, the common stock may be classified as a "penny stock." SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

         A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Since our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

         CERTAIN OF OUR DIRECTORS AND OFFICERS ARE OUTSIDE THE UNITED STATES WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST CERTAIN OF OUR DIRECTORS OR OFFICERS.

Certain of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 2. DESCRIPTION OF PROPERTIES

We lease our principal office space located at 3430 East Sunrise Drive, Suite 120, Tucson, Arizona 85718.

ITEM 3. LEGAL PROCEEDINGS

On February 27, 2007, we received notice pursuant to a news release from Petaquilla that the board of directors of Petaquilla resolved to rescind the Petaquilla Option Agreement. We were current in our obligations under the Petaquilla Option Agreement and disputed the alleged rescission and have advised Petaquilla that the Option is in good standing.

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

We have instructed counsel to vigorously pursue all claims against Petaquilla on our behalf. As of the date of this Annual Report, we are awaiting formal arbitration proceedings and accordingly the outcome of the arbitration is presently not determinable. While the result of arbitration is difficult to predict, we believe we have a significant likelihood of prevailing or successfully pursuing our claims against Petaquilla.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

JANUARY 2007 WRITTEN CONSENT

On approximately November 22, 2006, our Board of Directors approved an increase in our authorized share capital and a corresponding amendment to our Articles of Incorporation to increase our authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock with a par value of $0.001 (the "Increase in Share Capital").

The Board of Directors further authorized and directed the submission of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement"). The preliminary Information Statement was filed with the Securities and Exchange Commission on November 24, 2006 and the definitive Information Statement was filed on December 4, 2006. The Information Statement was circulated to our shareholders in connection with the taking of corporate action without a meeting upon the written consent of ten
(10) or less shareholders holding of record a majority of the outstanding shares of our common stock (the "January 2007 Written Consent"). As of January 3, 2007 (the "Record Date"), there were 37,200,000 shares of our common stock issued and outstanding. The names of the shareholders who signed the January 2007 Written Consent and their respective equity ownership as of the Record Date were as follows: (i) Russell Shiels holding of record 3,600,000 shares of common stock (9.7%); (ii) Alan Sedgwick holding of record 3,000,000 shares of common stock (8.1%); (iii) Darlene Rodocker holding of record 3,000,000 shares of common stock (8.1%); (iv) Janet Shiels holding of record 2,400,000 shares of common stock (6.5%); (v) Eurotrade Management Group Ltd. holding of record 1,800,000 shares of common stock (4.8%); (vi) Calista Capital holding of record 1,500,000 shares of common stock (4.0%); (vii) Raleigh Commercial Corp. holding of record 1,449,999 shares of common stock (3.9%); (viii) Tara Deboer holding of record 1,316,328 shares of common stock (3.5%); (ix) Verona Capital International holding of record 1,197,328 shares of common stock (3.2%); and (x) Mardi MacDonald holding of record 800,000 shares of common stock (2.2%).

The matters upon which action was taken pursuant to the January 2007 Written Consent included the approval of an amendment to our Articles of Incorporation to effectuate an amendment to our Articles of Incorporation to increase the authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the OTC Bulletin Board under the symbol "GVRS:OB" and commenced trading approximately December 1, 2006. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

        QUARTER ENDED                HIGH BID          LOW BID
        December 31, 2006            $3.50             $2.36
        March 31, 2007               $2.76             $1.12
        June 30, 2007                $1.57             $0.92

As of August 31, 2007, we had 22 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 250 beneficial owners of our common stock.

DIVIDEND POLICY
No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future. There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Geneva Resources 2007 Stock Incentive Plan (the "2007 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

EQUITY PLAN COMPENSATION INFORMATION




                                                                                  WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                                                     NUMBER OF SECURITIES TO     EXERCISE PRICE OF     REMAINING AVAILABLE FOR
                                                     BE ISSUED UPON EXERCISE        OUTSTANDING         FUTURE ISSUANCE UNDER
                                                     OF OUTSTANDING OPTIONS,     OPTIONS, WARRANTS    EQUITY COMPENSATION PLANS
                                                       WARRANTS AND RIGHTS           AND RIGHTS         (EXCLUDING COLUMN (A))
PLAN CATEGORY                                                  (A)                      (B)                      (C)

EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS

Not applicable

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS


Stock Options                                                    1,500,000                 $1.00                3,500,000

Total Options                                                    1,500,000                                      3,500,000




         2007 PLAN

On May 9, 2007, our Board of Directors authorized and approved the adoption of the 2007 Plan effective May 9, 2007, under which an aggregate of 5,000,000 of our shares may be issued.

The purpose of the 2007 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2007 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2007 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock
Option shall be exercisable in installments or by vesting only. 2007 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of our common stock not to exceed 5,000,000 shares as at the date of adoption by the Board of Directors of the 2007 Plan. At the time a Stock Option is granted under the 2007 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

In the event an optionee ceases to be employed by or to provide services to us for reasons other than cause, retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within three months after the effective date that his position ceases, and after such three month period any unexercised Stock Option shall expire. In the event an optionee ceases to be employed by or to provide services to us for reasons of retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to one-year after the effective date that his position ceases, and after such one-year period any unexercised Stock Option shall expire.

No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period up to ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

The exercise price of a Stock Option granted pursuant to the 2007 Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness from we may be subject to such conditions, restrictions and contingencies as may be determined.

         OTHER AWARDS

The 2007 Plan further provides that, subject to the provisions of the 2007 Plan, the Board of Directors may grant to any key individuals who are our employees eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the
"Incentive Stock Options"). The 2007 Plan further provides that subject to provisions of the 2007 Plan, the Board of Directors may grant to any key individuals who are our employees eligible to receive options restricted or unrestricted stock awards (collectively, "Stock Awards"), restricted stock units ("Units"), stock appreciation rights ("SARs"), and/or a dividend equivalent right ("Dividend Right").

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended May 31, 2007, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

PETAQUILLA MINERALS LTD.

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

PRIVATE SALE/ACQUISITION

On December 28, 2006, Marcus Johnson, our President and a member of the Board of Directors, purchased an aggregate of 6,500,000 shares of our restricted common stock in a series of private sales at par value of $0.001 per share for total consideration of $6,500 from his personal funds. As of the date of this Annual Report, there are an aggregate of 41,200,000 shares of our common stock issued and outstanding. Therefore, Mr. Johnson holds of record an aggregate 15.8% equity interest. See "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for fiscal years ended May 31, 2007 and 2006, which financial statements are included elsewhere in this Annual Report.

________________________________________________________________________________________________________________________
                                                 FOR FISCAL YEAR ENDED MAY                FOR FISCAL YEAR ENDED
                                                         31, 2007                             MAY 31, 2006
                                                         (AUDITED)                              (AUDITED)
________________________________________________________________________________________________________________________
REVENUE                                                      -0-                                     -0-
________________________________________________________________________________________________________________________
DIRECT COSTS                                                 -0-                                     -0-
________________________________________________________________________________________________________________________
GROSS MARGIN                                                 -0-                                     -0-
________________________________________________________________________________________________________________________
GENERAL AND ADMINISTRATIVE EXPENSES
________________________________________________________________________________________________________________________
  Office and general                                      46,905                                 14,244
________________________________________________________________________________________________________________________
  Consulting fees                                        348,934                                  8,161
________________________________________________________________________________________________________________________
  Marketing and investor relations                       876,243                                    -0-
________________________________________________________________________________________________________________________
  Management fees                                        765,906                                    -0-
________________________________________________________________________________________________________________________
  Mineral property expenditures                        7,617,860                                    -0-
________________________________________________________________________________________________________________________
  Professional fees                                      231,888                                 42,676
________________________________________________________________________________________________________________________
NET LOSS                                             ($9,887,736)                              ($65,081)
________________________________________________________________________________________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATION

         FOR FISCAL YEAR ENDED MAY 31, 2007 COMPARED TO FISCAL YEAR ENDED MAY 31, 2006

Our  net  loss  during  fiscal  year  ended  May  31,  2007  was   approximately
($9,887,736) compared to ($65,081) for fiscal year ended May 31, 2006 (an increase of $9,822,655).

During fiscal years ended May 31, 2007 and 2006, respectively, we did not generate any revenue. During fiscal year ended May 31, 2007, we incurred general and administrative expenses in the aggregate amount of $9,887,736 compared to $65,081 incurred during fiscal year ended May 31, 2006 (an increase of $9,822,655). The operating expenses incurred during fiscal year ended May 31,

2007 consisted of: (i) mineral property expenditures of $7,617,860 (2006: $-0-);
(ii) marketing and investor relations expenses of $876,243 (2006: $-0-); (iii) office and general of $46,905 (2006: $14,244); (v) consulting fees of $348,934 (2006: $8,161); (vi) management fees of $765,906 (2006: $-0-); and (vii)
professional fees of $231,888 (2006: $42,676). The increase in expenses incurred during fiscal year ended May 31, 2007 compared to fiscal year ended May 31, 2006 resulted primarily from the increase in mineral property expenditures, marketing and investor relations. expenses and management fees based upon the increase in scale and scope of exploratory and acquisition programs and an increase in overall office and general expenses. The marketing and investor relations expenses were primarily with respect to the development and preparation of promotional material focused on the announcement of the company's Petaquilla Option Agreement. The company was unable to complete the program due to the pending arbitration hearing (refer Item 3 - Legal Proceedings).

Consulting fees and professional fees incurred during fiscal year ended May 31, 2007 increased pertaining to the increase in acquisition and development of our mineral properties and related contracted services. Management fees incurred during fiscal year ended May 31, 2007 substantially increased due to the recording of certain non-cash expenses in connection with stock based compensation and the grant of stock options to our officers/directors and employees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during fiscal year ended May 31, 2007 was ($9,887,736) or ($0.20) per share compared to a net loss of ($65,081) or ($0.00) per share for fiscal year ended May 31, 2006. The weighted average number of shares outstanding was 48,964,384 at May 31, 2007 compared to 58,362,740 at May 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at fiscal year ended May 31, 2007, our current assets were $5,749 and our current liabilities were $1,490,401, resulting in a working capital deficit of $1,484,652. As at fiscal year ended May 31, 2007, our total assets were $5,749 consisting of cash only compared to total cash of $73,383 at fiscal year ended May 31, 2006. As at fiscal year ended May 31, 2007, our current liabilities were $1,490,401 compared to current liabilities of $35,970 at fiscal year ended May 31, 2006. Our current liabilities consisted of: (i) $1,028,011 in accounts payable and accrued liabilities; (ii) $414,890 in shareholder's loan; and (iii) $47,500 due to related parties. The increase in current liabilities was primarily due to the increase in accounts payable and accrued liabilities relating to the increased scale and scope of business activity.

Stockholders' equity decreased from $37,413 as at May 31, 2006 to a deficit of ($1,484,652) as at May 31, 2007.

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2007, net cash flow used in operating activities was ($471,134) compared to net cash flow used in operating activities of ($90,248) for the fiscal year ended May 31, 2006. Net cash flow used in operating activities during fiscal year ended May 31, 2007 consisted primarily of a net loss of ($9,887,736) adjusted by $7,400,000 in non-cash mineral property expenditures and $965,671 in stock based compensation, and an increase of $11,390 in accrued interest on shareholders' loan and of $1,008,840 in accounts payable and accrued liabilities and of $30,701 due to related parties.

During fiscal year ended May 31, 2007, net cash flow provided by financing activities was $403,500 compared to net cash flow from financing activities of $99,927 for fiscal year ended May 31, 2006. Net cash flow provided from financing activities during fiscal year ended May 31, 2007 pertained primarily to $403,500 received as proceeds from shareholder advances.

PLAN OF OPERATION

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

The report of the independent registered public accounting firm that accompanies our fiscal year end May 31, 2007 and May 31, 2006 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

As of the date of this Annual Report and other than as disclosed below, we do not have any material commitments for fiscal year
2008.

VOLCORO OPTION AGREEMENT

Under the terms of the Volcoro Option Agreement and in order to exercise the Volcoro Option, we are required to make the following non-refundable cash payments to St. Elias aggregating $350,000 as follows: (i) $50,000 within five business days from the execution of the Volcoro Option Agreement which, as of the date of this Annual Report, has been paid; (ii) $100,000 due on or before the 12-month anniversary of execution of the Volcoro Option Agreement; and (iii) $200,000 due on or before the 24-month anniversary of execution of the Volcoro Option Agreement. In accordance with further terms and provisions of the Volcoro Option Agreement, we are further required to incur costs totally $2,5000,000 as follows: (a) first expenditure of $500,000 to be incurred on or before the 12-month anniversary of execution of the Volcoro Option Agreement, (b) second expenditure of $750,000 to be incurred on or before the 24-month anniversary of execution of the Volcoro Option Agreement; and (iii) third expenditure of $1,250,000 to be incurred on or before the 36-month anniversary of execution of the Volcoro Option Agreement.

PETAQUILLA OPTION AGREEMENT

Under the terms of the Petaquilla Option Agreement, we are required to: (i) pay to Petaquilla the aggregate sum of $600,000 (of which $100,000 was paid on approximately November 17, 2006); and (ii) incur or cause to be incurred directly or indirectly and pay for an aggregate of $6,000,000 in cumulative exploration expenditures as follows: (a) the sum of $100,000, which has been paid to Petaquilla); (b) issue 4,000,000 shares of restricted common stock, which have been issued to Petaquilla; (c) payment of an additional $200,000 and incurrence and payment of exploration expenditures of not less than $1,000,000 on or before May 31, 2007, which has not been paid or accrued due to the alleged rescission by Petaquilla of the Petaquilla Option Agreement; (d) payment of an additional $300,000 and incurrence and payment of exploration expenditures of not less than $3,000,000 on or before May 31, 2008; and (e) incurrence and payment of cumulative exploration expenditures of not less than $6,000,000 on or before May 31, 2009.

SHAREHOLDER LOAN

On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. Additional advances of $303,500 were received during fiscal year ended May 31, 2007. These amounts are unsecured and accrue interest at 10% per annum and have no established terms of repayment. As at May 31, 2007, we owe an aggregate of $414,890 in principal and accrued interest. Subsequent to fiscal year ended May 31, 2007, an additional $125,000 was advanced to us by the same shareholder under the same terms and conditions.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Accordingly, actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock and stock options. Other areas requiring estimates include deferred tax balances, valuation allowances, allocations of expenditures to resource property interests and asset impairment tests.

MINERAL PROPERTY EXPENDITURES

We are primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with our shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at our sole discretion, those future payments, whether in cash or shares, are recorded only when we have made or are obliged to make the payment or issue the shares. Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

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

As of the date of these financial statements, we have incurred only property option payments and exploration costs which have been expensed.

To date we do not have established any proven or probable reserves on our mineral properties.

ASSET RETIREMENT OBLIGATIONS

We have adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on our financial position or results of operations. To May 31, 2007 any potential costs relating to the ultimate disposition of our mineral property interests have not yet been determinable.

INCOME TAXES

We follow the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2007, we had net operating loss carry forwards. However, due to the uncertainty of realization we have provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NET LOSS PER SHARE

We compute loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

STOCK-BASED COMPENSATION

On March 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), SHARE-BASED PAYMENT, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, ACCOUNTING FOR STOCK-BASED
COMPENSATION. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on March 1, 2006. Stock-based compensation expense for awards granted prior to March 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We apply the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, we have determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning June 1, 2008. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We do not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning June 1, 2008. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods beginning June 1, 2007. We are currently evaluating the impact of adopting SAB No. 108 but do not expect that it will have a material effect on our financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm dated September 7, 2007.

Balance Sheets as at May 31, 2007 and May 31, 2006.

Statements of Operations for Fiscal Years Ended May 31, 2007 and May 31, 2006.

Statements of Cash Flows for Fiscal Years Ended May 31, 2007 and May 31, 2006.

Statement of Stockholders' Equity for the Period From April 5, 2004 (Inception) to Fiscal Year Ended May 31, 2007.

Notes to Financial Statements.

                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  MAY 31, 2007


















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
________________________________________________________________________________

To the Stockholders and Board of Directors of Geneva Resources, Inc. (formerly Geneva Gold Corp.)

We have audited the balance sheet of Geneva Resources, Inc. as at May 31, 2007 and 2006 and the statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from April 5, 2004 (date of inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements at May 31, 2005 and for the year then ended, and for the period April 5, 2004 (date of inception) to May 31, 2005 were audited by other auditors whose report dated July 14, 2005 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from April 5, 2004 (date of inception) to May 31, 2005 reflect a total net loss of $71,673 of the related cumulative totals. The other auditors' reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior period, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2007 and 2006 and the results of its operations and its cash flows and the changes in stockholders' equity (deficit) for the years then ended and for the period from April 5, 2004 (date of inception) to May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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




                                         DALE MATHESON CARR-HILTON LABONTE LLP
                                                         CHARTERED ACCOUNTANTS
Vancouver, B.C.
September 7, 2007





                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS



                                                                                                  May 31,            May 31,
                                                                                                    2007              2006

__________________________________________________________________________________________________________________________________


                                     ASSETS

CURRENT ASSETS
   Cash                                                                                          $       5,749   $        73,383
__________________________________________________________________________________________________________________________________

                                                                                                 $       5,749   $        73,383
==================================================================================================================================



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                      $   1,028,011   $        19,171
   Due to related parties (Note 6)                                                                      47,500            16,799
     Shareholder's loan (Note 7)                                                                       414,890                 -
__________________________________________________________________________________________________________________________________
                                                                                                     1,490,401            35,970
__________________________________________________________________________________________________________________________________

GOING CONCERN CONTINGENCY AND COMMITMENTS (Notes 1 and 3 )

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 4)
   Authorized
      200,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      41,200,000 shares of common stock (May 31, 2006 - 67,200,000)                                     41,200            16,800
   Additional paid-in capital                                                                        8,498,638           157,367
   Deficit accumulated during the exploration stage                                                (10,024,490)         (136,754)
__________________________________________________________________________________________________________________________________

                                                                                                    (1,484,652)           37,413
__________________________________________________________________________________________________________________________________

                                                                                                 $       5,749   $        73,383
==================================================================================================================================


    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS




                                                                                                     Cumulative
                                                                                                    results from
                                                                     Year             Year         April 5, 2004
                                                                     ended            ended        (inception) to
                                                                   May 31,           May 31,          May 31,
                                                                     2007             2006              2007
___________________________________________________________________________________________________________________

REVENUE                                                         $             -    $           -    $       46,974

 DIRECT COSTS                                                                 -                -            56,481
___________________________________________________________________________________________________________________

GROSS MARGIN (LOSS)                                                           -                -            (9,507)
___________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                                    46,905           14,244            92,809
     Consulting fees                                                    348,934            8,161           378,026
     Marketing and investor relations                                   876,243                -           877,221
     Management Fees                                                    765,906                -           771,145
     Mineral Property Expenditures (Note 3)                           7,617,860                -         7,617,860
   Professional fees                                                    231,888           42,676           296,936
___________________________________________________________________________________________________________________
                                                                     (9,887,736)         (65,081)      (10,033,997)
___________________________________________________________________________________________________________________

NET LOSS                                                        $    (9,887,736)   $     (65,081)   $  (10,024,490)
===================================================================================================================




BASIC AND DILUTED LOSS PER COMMON SHARE                         $         (0.20)   $       (0.00)
================================================================================ ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC
AND DILUTED                                                          48,964,384      58,362,740
================================================================================ ================




    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)


                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

          FOR THE PERIOD FROM APRIL 5, 2004 (INCEPTION) TO MAY 31, 2007





                                                                                                         Deficit
                                                                 Common Stock                          Accumulated
                                                         _________________________    Additional      During the
                                                          Number of      Amount         Paid-in      Exploration
                                                            shares                      Capital         Stage          Total
__________________________________________________________________________________________________________________________________

Common stock issued for cash at $0.000397 per share
   April 5, 2004                                           23,100,000    $    138     $     9,029   $           -    $      9,167

Net loss for the period                                             -           -               -          (5,427)         (5,427)
__________________________________________________________________________________________________________________________________

Balance, May 31, 2004                                      23,100,000         138           9,029          (5,427)          3,740

Common stock issued for cash at $0.00238 per share
November 30, 2004                                          27,300,000         162          64,838               -          65,000

Net loss for the period                                             -           -               -         (66,246)        (66,246)
__________________________________________________________________________________________________________________________________

Balance, May 31, 2005                                      50,400,000         300          73,867         (71,673)          2,494

Common stock issued for cash at $0.00595 per share
December 8, 2005                                           16,800,000         100          99,900               -         100,000

Reclassification for stock split, May 1, 2006 (Note 4)             -       16,400         (16,400)              -               -
Net loss for the period                                            -            -               -         (65,081)        (65,081)
__________________________________________________________________________________________________________________________________

Balance, May 31, 2006                                      67,200,000      16,800         157,367        (136,754)         37,413

Shares returned to treasury - September 27, 2006          (30,000,000)           -              -               -               -

Reclassification  for  stock  split,  December  1,  2006
(Note 4)                                                           -       20,400         (20,400)              -               -

Shares   issued  for   Property   Option   Agreement   -
December 1, 2006 (Note 3 & 4)                               4,000,000       4,000       7,396,000               -       7,400,000

Options issued - 1,500,000 - May 9, 2007 (Note 5)                  -            -         965,671               -         965,671

Net loss for the year                                              -            -               -      (9,887,736)     (9,887,736)
__________________________________________________________________________________________________________________________________

Balance, May 31, 2006                                      41,200,000    $ 41,200     $ 8,498,638   $ (10,024,490)   $ (1,484,652)
==================================================================================================================================



    The accompanying notes are an integral part of these financial statements


                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                                  Cumulative
                                                                                                                 results from
                                                                                    Year           Year          April 5, 2004
                                                                                    ended          ended        (inception) to
                                                                                   May 31,        May 31,           May 31,
                                                                                     2007           2006              2007
_________________________________________________________________________________________________________________________________


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $   (9,887,736)    $  (65,081)     $ (10,024,490)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash mineral property expenditures                                         7,400,000              -          7,400,000
      Stock-based compensation                                                         965,671              -            965,671
      Accrued interest on shareholder's loan                                            11,390              -            11,390
    Changes in operating assets and liabilities:
      Accounts receivable                                                                    -              -                  -
      Prepaid expenses                                                                       -          8,375                  -
      Due to related parties                                                            30,701          7,285             47,500
     Accounts payable and accrued liabilities                                        1,008,840        (40,827)         1,028,011
_________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                                 (471,134)       (90,248)          (571,918)
_________________________________________________________________________________________________________________________________


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                                           -        100,000            174,167
   Proceeds from shareholder advances                                                  403,500              -            403,500
   Repayments to related parties                                                             -            (73)                 -
_________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              403,500         99,927            577,667
_________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                        (67,634)         9,679              5,749

CASH, BEGINNING                                                                         73,383         63,704                  -
_________________________________________________________________________________________________________________________________

CASH, ENDING                                                                    $        5,749     $   73,383      $       5,749
============================================================================== ================ ============== ==================


SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES
  Interest paid                                                                 $         -      $         -        $         -
============================================================================= ================= ================ ==================

  Income taxes paid                                                             $         -      $         -        $         -
============================================================================= ================= ================ ==================


    The accompanying notes are an integral part of these financial statements

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
________________________________________________________________________________

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

During the quarter ended November 30, 2006 the Company entered the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North America and Internationally. During the period the Company entered into Option Agreements to obtain mineral leases in Canada, Panama, Peru and Nigeria.

The Company has elected a fiscal year of May 31. On May 5, 2006 the Company completed a forward stock split by the issuance of 42 new shares for each 1 outstanding share of the Company's common stock. On October 13, 2006 the Company completed a forward stock split by the issuance of 4 new shares for each 1 outstanding share of the Company's stock.

GOING CONCERN
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $10,024,490. As at May 31, 2007, the Company has a working capital deficit of $1,484,652. The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required.

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

USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock, and stock options. Other areas requiring estimates include deferred tax balances, valuation allowances, allocations of expenditures to resource property interests and asset impairment tests.

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

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
________________________________________________________________________________

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To May 31, 2007 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2007 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
________________________________________________________________________________

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

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
________________________________________________________________________________

NOTE  2 -  SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

NOTE 3 -MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

(A)  GEORGES LAKE PROPERTY
On October 20, 2006 the Company entered into a "Mineral Property Option Agreement", with War Eagle Mining Company, Inc., a TSX Venture Exchange company ("War Eagle") pursuant to which War Eagle has granted the Company the sole and exclusive option to acquire a 70% undivided interest in and to seven mineral claims comprising a total of 979 hectares, which are located in the Province of Saskatchewan, Canada.

In order to exercise its Option the Company is required to incur, or cause to be incurred, on or before December 31, 2008, expenditures in connection with the Property of not less than $1,000,000 pursuant to a work program or work programs commenced and operated by the operator thereon. Upon exercise of the Option, if any, the parties further interests in and to the property will be determined through an industry standard joint venture agreement which will be deemed to be effective upon the exercise of the Option. No cash consideration has been paid for the option and no costs have been incurred as of May 31, 2007.

(B)  SAN JUAN PROPERTY
On November 16, 2006 the Company entered into a "Property Option Agreement" with Petaquilla Minerals Ltd ("Petaquilla"), a TSX Venture Exchange company. Petaquilla therein has granted the Company the sole and exclusive option to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama which are owned and controlled by Petaquilla's wholly-owned subsidiary.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
________________________________________________________________________________

NOTE 3 -MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

In order to exercise the initial portion of its Option (the "First Option") to acquire an initial 60% undivided interest in and to the property the Company is required: (i) to pay to Petaquilla the aggregate sum of $600,000 in cash, as noted in 1, 3 and 4 below;
 (ii) issue Petaquilla 4,000,000 common shares from the treasury of the Company; and (iii) incur, or cause to be incurred, directly or indirectly, and pay for an aggregate of $6,000,000 in exploration expenditures as follows:

     1.   The sum of $100,000 in cash (paid).
     2. 4,000,000 common shares of the Company to be issued and delivered to Petaquilla within five business days from the execution and delivery of the Option Agreement. On December 1, 2006 the Company issued to Petaquilla 4,000,000 common shares from the treasury of the Company, at which time Petaquilla became a significant shareholder of the Company. The estimated fair value of the 4,000,000 shares was $7,400,000 and has been recorded as mineral property expenditures and included in operating results for the year ended May 31, 2007.
     3. An additional $200,000 in cash and exploration expenditures of not less than $1,000,000 to be incurred and paid, both on or before May 31, 2007. An additional $300,000 in cash and exploration expenditures of not less than $3,000,000 to be incurred and paid, both on or before May 31, 2008.
     4. Cumulative exploration expenditures of not less than $6,000,000 to be incurred and paid on or before May 31, 2009. Subject to the prior exercise of the First Option, and in accordance with the terms and conditions of the Option Agreement, Petaquilla has therein also granted to the Company the exclusive right and further option (the "Second Option") to increase the Company's undivided interest in the property from 60% to 70% by incurring and paying for an additional $3,000,000 in exploration expenditures during the period between exercise of the First Option and May 31, 2010.
     5. During the term of the Option Agreement Petaquilla is entitled to nominate up to 40% of the total number of directors of the Company.
     6. In addition, the Company is to establish a stock option plan which allocates not less than 15% of the then issued shares in the capital of the Company for the granting of options and shall grant to Petaquilla, or its nominees stock options equal in number to not less than one-third of the number of options allocated under such plan.

On January 30, 2007 the Company was alerted to a news release from Petaquilla that it had resolved to rescind its Property Option Agreement with the Company. The Company has disputed the alleged rescission and advised Petaquilla that the Option is in good standing. Consequently, on February 13, 2007 the Company in accordance with the provisions of the Agreement, and as a consequence of Petaquilla's purported rescission of the Agreement, filed a notice with the British Columbia International Commercial Arbitration Centre seeking arbitration. On March 5, 2007 the Company filed its Statement of Claim with the arbitrators seeking specific performance of the Agreement and damages. On April 10, 2007 Petaquilla filed a Statement of Defence. The parties are awaiting formal arbitration proceedings and accordingly the outcome of the arbitration is presently not determinable. Accordingly, no further amounts have been accrued in the financial statements relating to this agreement.

(C) VILCORO GOLD PROPERTY
On February 23, 2007, the Company entered into a "Property Option Agreement" with St. Elias Mines Ltd. ("St. Elias"), a publicly traded company on the TSX Venture exchange, to acquire not less than an undivided 66% legal, beneficial and registrable interest in certain mining leases in Peru comprised of approximately 600 hectares in Peru.

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

The Company is also required to incur exploration costs totaling $2,500,000 as follows:
     1. expenditures of $500,000 are to be incurred on or before the twelve month anniversary of the signing of the Property Option Agreement.
     2. expenditures of $750,000 are to be incurred on or before the twenty fourth month anniversary of the signing of the Property Option Agreement; and

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
________________________________________________________________________________

NOTE 3 -MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(C) VILCORO GOLD PROPERTY (CONTINUED)

     3. expenditures of $1,250,000 are to be incurred on or before the thirty sixth month anniversary of the signing of the Property Option Agreement.

Also under the terms of the Property Option Agreement, St. Elias will be the operator of the properties and will receive an 8% operator fee on all exploration expenditures. Once the Company exercises the Option, the Company agrees to pay 100% of all ongoing exploration, development and production costs until commercial production and the Company has the right to receive 100% of any cash flow from commercial production of the properties until it has recovered its production costs, after which the cash flow will be allocated 66% to the Company and 34% to St. Elias.

(D)      ALLIED MINERAL PROPERTY

         Effective April 30, 2007, the Company entered into a "Property Financing and Operating Agreement" with Allied Minerals Inc. ("Allied"), a company incorporated under the laws of the Federal Republic of Nigeria. Pursuant to the Agreement, Allied granted the Company the exclusive right and option, to acquire an initial and undivided 65% beneficial and economic interest in and to certain mineral licenses, claims, concessions or reservations situated in Nigeria.

         Under the terms of the Agreement, the Company was granted a forty five day due diligence period starting on the effective date of the Agreement which has subsequently been extended twice, on June 12, 2007 and August 7, 2007. If the Company does not provide Allied with written notice to proceed (the "Notice") the Agreement shall be terminated.

         If the Company provides Allied with written notice to proceed, under the terms of the Agreement, the Company will be deemed to have exercised the Option, and shall be entitled to an undivided initial 65% and economic interest in and to the Property, provided that the Company:

     1. Grants to Allied, within five business days of the date of the notice to proceed 300,000 stock options to acquire an equivalent number of common shares of the Company, with the Share Options being exercisable for a period of three years from the grant date at an exercise price equal to the five-day average trading price of the Company's shares preceeding the date of delivery of the notice to proceed; and
     2. Fund certain expenditures on the Property totaling not less than $3,000,000 commencing after the Notice to Proceed is given.
     3. Each of the Company and Allied will have the right to appoint one representative to the Board of Directors of the other party.
     4. The Company will be the operator of the Property and the Company and Allied will establish a Management Committee to determine overall policies and objectives with a view to bringing the Property into commercial production as a mine.
     5. The Company will be required to contribute 100% of all costs with respect to the Property. Following commencement of commercial production, if any, the net profit interests will be 35% Allied and 65% for the Company until such time a the Company has recovered 175% of its preproduction and production costs, after which the Company shall be entitled to received 52% of all cash flow from the Property and Allied shall be entitled to receive 48% of all cash flow from the Property.
     6. If and when the Company has recovered 175% of its costs as set forth in item 5 and commercial production reaches 250 tons of mineral product per day, the Company will issue to the order and direction of Allied 250,000 fully paid and non-assessable shares from the Company's treasury.

NOTE 4 - STOCKHOLDERS' EQUITY
________________________________________________________________________________

The Company's capitalization is 200,000,000 common shares with a par value of $0.001 per share. On January 12, 2007 shareholders consented to increase the authorized share capital of the Company from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
________________________________________________________________________________

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)
________________________________________________________________________________

On May 1, 2006, a majority of shareholders and the directors of the Company approved a special resolution to undertake a forward stock split of the common stock of the Company on a 42 new shares for 1 old share basis whereby 16,400,000 common shares were issued pro-rata to shareholders of the Company as of the record date on May 1, 2006.

On September 27, 2006 four founding shareholders each returned 7,500,000 (pre - 4:1 Forward Split) of their restricted founders' shares, previously issued at $0.0016 - $0.009 (pre - 4:1 Forward Split) per share, to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the founding shareholders.

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

NOTE 5 - STOCK OPTION PLAN
________________________________________________________________________________

On May 9, 2007 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine. On May 9, 2007 the Board of Directors of the Company ratified and approved under the Company's existing Stock Option Plan the issuance of 1,500,000 shares for ten years at $1.00 per share.

On May 9, 2007 the Company granted 1,500,000 stock options to officers, directors and consultants of the Company at $1.00 per share. All options vested immediately upon date of grant. The term of these options are ten years. The total fair value of these options at the date of grant was $965,671, and was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 4.49%, a dividend yield of 0% and expected volatility of 164% and has been recorded as stock based compensation expense during the year ended May 31, 2007. The intrinsic value of all stock options outstanding as of May 31, 2007 was $840,000.

A summary of the Company's stock options as of May 31, 2007 and changes during the period ended is presented below: There were 1,500,000 stock options granted in fiscal 2007.


_______________________________________________________________________________________________________________________________
                                          Number of Options    Weighted average exercise       Weighted average remaining
                                                                  Price per share              Contractual life (in years)
_______________________________________________________________________________________________________________________________
Outstanding at May 31, 2005                       -                        -                                -
_______________________________________________________________________________________________________________________________
Granted                                           -                        -                                -
_______________________________________________________________________________________________________________________________
Exercised                                         -                        -                                -
_______________________________________________________________________________________________________________________________
Outstanding at May 31, 2006                       -                        -                                -
_______________________________________________________________________________________________________________________________
Granted                                       1,500,000                    -                                -
_______________________________________________________________________________________________________________________________
Exercised                                         -                        -                                -
_______________________________________________________________________________________________________________________________
OUTSTANDING AT MAY 31, 2007                   1,500,000                  $1.00                            9.90
_______________________________________________________________________________________________________________________________


GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
________________________________________________________________________________


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

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

MANAGEMENT FEES
During the year ended May 31, 2007, the Company paid officers and directors $57,747 for management and director fees (2006 -$nil). Of this amount $$47,500 was still owed to the officers and directors as of May 31, 2007 (2006 - $nil). Directors and officers were also granted 1,100,000 stock options valued at a total of $708,160. (See Note 5)


NOTE 7 - SHAREHOLDER'S LOAN
________________________________________________________________________________

On November 14, 2006 a significant shareholder of the Company advanced $100,000 to Petaquilla on behalf of the Company (Refer to Note 3). Additional advances of $303,500 were received by the Company during the year ended May 31, 2007. These amounts are unsecured, bear interest at 10% per annum, and have no set terms of repayment. The total amount outstanding as of May 31, 2007 including accrued interest is $414,890 (2006 - $nil). Subsequent to May 31, 2007 an additional $125,000 was advanced by the same shareholder under the same terms and conditions.

NOTE 8 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of May 31, 2007, the Company had net operating loss carry forwards of approximately $9,058,000 that may be available to reduce future years' taxable income through 2026. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:


                                                                                   Year ended              Year ended
                                                                                  May 31, 2007            May 31, 2006
____________________________________________________________________________________________________________________________

Federal income tax provision at statutory rate                                                35.0%                   35.0%
____________________________________________________________________________________________________________________________

Total income tax provision                                                                    35.0%                   35.0%
____________________________________________________________________________________________________________________________


GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
________________________________________________________________________________

NOTE 8 - INCOME TAXES (CONTINUED)
________________________________________________________________________________

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:


                                                                                      2007                    2006
____________________________________________________________________________________________________________________________

Loss before income taxes                                                          $     (9,887,736)        $      (65,081)
Corporate tax rate                                                                           35.00%                 35.00%
____________________________________________________________________________________________________________________________

Expected tax expense (recovery)                                                         (3,460,708)               (22,778)

Decrease resulting from:
   Non-deductible stock option expenses                                                    337,985                      -
   Valuation allowance                                                                   3,125,723                 22,778
____________________________________________________________________________________________________________________________
Future income tax provision (recovery)                                            $              -         $            -
____________________________________________________________________________________________________________________________


The Company's deferred tax asset is as follows:

                                                                                      2007                    2006
____________________________________________________________________________________________________________________________

Long-term deferred tax asset
   Net operating loss carry forwards                                              $      3,170,300         $       47,950
Valuation allowance                                                                     (3,170,300)               (47,950)
____________________________________________________________________________________________________________________________
                                                                                  $              -         $            -
____________________________________________________________________________________________________________________________


As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.


NOTE 9 - SUBSEQUENT EVENTS
________________________________________________________________________________

The Company is in the process of raising funds under a private placement financing. Units are being offered at $1.00 per share and 1 warrant exercisable at $1.50 for twelve months. To date the Company has received $400,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 11, 2007, our Board of Directors approved and authorized the engagement of the services of Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants ("DMCL") as the independent registered public accounting firm. The address for DMCL is 1140 West Pender Street, Suite 1500, Vancouver, British Columbia, Canada V6E 4G1.

We did not previously contact DMCL prior to its engagement regarding application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was sought by us from DMCL prior to its engagement regarding an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.
ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our President/Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2007. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson, and Mr. Steven Jewett. One of the two members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on October 20, 2006 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended May 31, 2007. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte LLP their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Quarterly Report on Form 10-KSB for fiscal year ended May 31, 2007 filed with the Securities and Exchange Commission.

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

As of the date of this Annual Report our directors and executive officers, their ages, positions held are as follows:

NAME                    AGE             POSITION WITH THE COMPANY

Marcus Johnson          58              President/Chief Executive Officer
                                        and a Director

D. Bruce Horton         61              Chief Financial Officer/Secretary/
                                        Treasurer and a Director

Steve Jewett            68              Director

Duncan Bain             52              Director

Mark Campbell           49              Director

Stacey  Kivel           40              Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

MARCUS JOHNSON. Marcus Johnson has been our President/Chief Executive Officer/Principal Executive Officer and a director since March 2006. For the past ten years, Mr. Johnson has been active in management in both the private and public sectors as a consultant to management with an emphasis on investor relations and awareness. Mr. Johnson has performed consulting services for Intergold Corporation, now known as Lexington Resources, Inc., and Vega-Alantic Corporation, now known as Transax International Limited. Mr. Johnson is a professional architect and a member of the American Institute of Architects. Mr. Johnson has been the professional architectural consultant of record on various commercial projects and is a consultant to Exterior Research & Design LLC, where he is currently retained as an expert for determining architectural management standards.

D. BRUCE HORTON. D. Bruce Horton has been our Secretary/Treasurer/Chief Financial Officer and a director since March 2006. During the past five years, Mr. Horton has been active in the financial arena in both the private and public sectors as an accountant and financial management consultant with an emphasis on corporate financial reporting, financing and tax planning. Mr. Horton has specialized in corporate management, re-organization, merger and acquisition, international tax structuring, and public and private financing for over thirty years. From 1972 through 1986, Mr. Horton was a partner in a public accounting firm. In 1986, Mr. Horton co-founded the Clearly Canadian Beverage Corporation, of which he was a director and chief financial officer from June 1986 to May 1997. He is a principal in Calneva Financial Ltd. that provides accounting and financial management consulting services as well as investment banking services focusing on venture capital opportunities in Asia. Mr. Horton is also director and audit committee member to Morgan Creek Energy Corp. and is president and director of Nu-Mex Uranium, Corp.

STEPHEN JEWETT. Stephen Jewett has been a director since May 2006. Since 1978, Mr. Jewett has been the owner of Stephen Jewett - Chartered Accountants. During his career, Mr. Jewett was auditor of several public companies. Mr. Jewett received his degree as a Chartered Accountant from the Institute of Chartered Accountants of British Columbia and is the audit committee's financial expert.

DUNCAN BAIN. Duncan Bain has been a director since May 2007. Mr. Bain graduated from University of Western Ontario in 1977 with a B.Sc. in geology. He has practiced as an exploration and mine geologist for 30 years in a number of countries, including Canada, Colombia, Peru, Mexico, the United States, China, New Guinea, Portugal and Saudi Arabia. Mr. Bain formed his own consulting firm, Duncan Bain Consulting Ltd., in 1986, and he has designed, budgeted, and supervised exploration programs that included airborne and ground-based geophysics, mapping, geochemical sampling and both surface and underground drilling programs. Mr. Bain holds a Professional Geoscientist (P.Geo.) designation, is a Fellow of the Geological Association of Canada, and is a member of the Prospectors and Developers Association of Canada. Since March 2006, Mr. Bain has served as a director of Tao Minerals Ltd., a Nevada corporation that is publicly traded on the OTCBB. He is also a director of St. Elias Mines Ltd., a Canadian junior resource company based in Canada that is publicly traded on the TSX Venture Exchange. He is currently in the process of completing a Ph.D. in geology while continuing to act as a geological consultant.

MARK CAMPBELL. Mark Campbell has been a director since June 2007. Mr. Campbell is also an executive vice president and founder of Rodeo Resources, Inc., a privately owned oil and gas exploration company with natural gas operations in Cameroon, Africa. In addition, he currently sits on the board of Texas Star Petroleum, a privately owned company. Previously, Mr. Campbell was founder and chief executive officer of Frontier Drilling and Oilfield Services based in Cairo, Egypt, which had oilfield service operations throughout Africa. Mr. Campbell was an advisor to Centamin Resources, a gold mining company focusing on opportunities in Egypt. He was also a principal of T. Hoare & Company, a corporate broker with its primary focus on oil, gas and mining. Over his broad career, Mr. Campbell spent seven years as head of Asian Capital Markets for the international brokerage firm of Lehman Brothers, headed the Asian capital markets section for Chase Manhattan Asia, and was head of convertible bonds/capital markets at Solomon Brothers International.

STACEY KIVEL. Ms. Kivel has been a memebr of our Board of Directors since February 7, 2007 and previously was our President and Chief Executive Officer until her recent reisgnation. Ms. Kivel's previous experience involves her role as general council, particularly in the areas of corporate finance, international mining, acquisitions,, government and investor relations, corporate governance, intellectual property, media and communications. She is also a specialist on Africa and Middle East government relations. Ms. Kivel has performed as vice president business development and legal affairs as well as company secretary for a junior oil and gas exploration and production company listed on the London Stock Exchange (AIM) with drilling operations in West Africa. In acting as the firm's lead on corporate development, she assisted in all areas required to build the company's asset base, financial backing and corporate structure. This included negotiating agreements and overseeing corporate relations with host governments in West Africa whilst maintaining the internal structure of this listed company. Ms. Kivel successfully assisted the company through a bidding and lobbying exercise to acquire oil exploration rights in Nigeria. She subsequently helped negotiate production sharing contracts and joint operating agreements for the acquisition of some of the most sought after oil and gas exploration assets in Nigeria, the cost of which were in the hundreds of millions of dollars. She assisted in structuring two private placements totaling US $310,000 and a bridge financing for US $65,000,000 which provided finance for the company's expansion. At the same time she was responsible as corporate secretary and head of legal for the company's compliance, their listing, corporate governance, human resources, board structure and legal records.

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

TERM OF OFFICE

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

SIGNIFICANT EMPLOYEES

There are no other significant employees. All services are provided to us on a consulting basis.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

During fiscal year ended May 31, 2007, with the exception of Ms. Stacey Kivel, none of our directors or officers received an annual salary and bonus. Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.


SUMMARY COMPENSATION TABLE

___________________________________________________________________________________________________________________________________
                                                                           NON-EQUITY     NON-QUALIFIED     ALL OTHER
                                                                         INCENTIVE PLAN      DEFERRED     COMPENSATION
                                                                          COMPENSATION     COMPENSATION
                                                 STOCK       OPTION                          EARNINGS
NAME AND  PRINCIPAL          SALARY     BONUS      AWARDS    AWARDS                                                       TOTAL
POSITION             YEAR      ($)       ($)        ($)       ($) (1)         ($)              ($)             ($)         ($)
___________________________________________________________________________________________________________________________________
Marcus Johnson,
President and CEO    2007    $42,500     -0-        -0-       $64,380         ---              ---             ---       $106,880
___________________________________________________________________________________________________________________________________

Stacey Kivel,
Prior
President/Chief
Executive Officer    2007      -0-       -0-        -0-      $321,900         ---              ---             ---       $321,900
___________________________________________________________________________________________________________________________________

D. Bruce Horton,
Treasurer/Chief
Financial Officer    2007     $-0-       -0-        -0-       $64,380         ---              ---             ---        $64,380
___________________________________________________________________________________________________________________________________


(1) This amount represents the fair value of these stock options at the date of grant which was estimated using the Black-Scholes option pricing model.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED MAY 31, 2007

The following table sets forth information as at May 31, 2007 relating to options that have been granted to the Named Executive Officers:


                                                     OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                        OPTION AWARDS                                                       STOCK AWARDS
                                                                                                                  Equity
                                                   Equity                                              Market     Incentive Plan
                    Number of       Number of      Incentive Plan                          Number of   Value of   Awards: Number
                    Securities      Securities     Awards: Number                          Shares or   Shares or  of Unearned
                    Underlying      Underlying     of Securities                           Units of    Units of   Shares, Units
                    Unexercised     Unexercised    Underlying       Option    Option       Stock That  Stock      or Other
                    Options         Options        Unexercised      Exercise  Expiration   Have Not    That Have  Rights That
                    Exercisable     Unexercisable  Unearned Options Price     Date         Vested      Not Vested Have Not Vested
Name                    (#)             (#)            (#)            ($)         (#)        ($)         (#)             (#)
Marcus Johnson       100,000              -0-         -0-            1.00      May 9, 2017  -0-         -0-         -0-
President/CEO
D. Bruce Horton      100,000              -0-         -0-            1.00      May 9, 2017  -0-         -0-         -0-
Treasurer/CFO
Stacey Kivel/Prior   500,000              -0-         -0-            1.00      May 9, 2007  -0-         -0-         -0-
President/CEO


                    Equity Incentive
                    Plan Awards:
                    Market or Payout
                    Value of
                    Unearned Shares,
                    Units or Other
                    Rights That Have
Name                Not Vested
Marcus Johnson
President/CEO            -0-
D. Bruce Horton
Treasurer/CFO            -0-
Stacey Kivel/Prior
President/CEO            -0-



DIRECTOR COMPENSATION TABLE

During fiscal year ended May 31, 2007, certain of our directors received compensation for their services rendered as a member of our Board of Directors.


                                                                              Change in
                                                                              Pension
                                                                              Value and
                       Fees                                 Non-Equity        Nonqualified
                       Earned or                            Incentive         Deferred             All
                       Paid in        Stock     Option      Plan              Compensation        Other
                       Cash           Awards    Awards      Compensation      Earnings         Compensation     Total
Name                     ($)           ($)        ($)(1)          ($)             ($)               ($)           ($)
Marcus Johnson            -0-           -0-       (2)           -0-               -0-              -0-            -0-
Terence F. Schorn         -0-           -0-       -0-           -0-               -0-              -0-            -0-
Stacey Kivel              $15,185.50    -0-       (2)           -0-               -0-              -0-            $15,185.50
D. Bruce Horton           -0-           -0-       (2)           -0-               -0-              -0-            -0-
Steve Jewett              -0-           -0-       $64,380       -0-               -0-              -0-            $64,380
Duncan Bain               -0-           -0-       $64,380       -0-               -0-              -0-            $64,380


(1) This amount represents the fair value of these stock options at the date of grant which was estimated using the Black-Scholes option pricing model.
(2) Stock Options granted as reflected above in the Summary Compensation Table for services rendered in accordance with executive positions.

EMPLOYMENT AND CONSULTING AGREEMENTS

During fiscal year ended May 31, 2007, we entered into an executive services agreement dated May 24, 2007 with Stacey Kivel, our prior President and Chief Executive Officer, as described below. As of the date of this Annual Report, we have not entered into any other employment or consulting agreements with our Named Executive Officers or directors.

EXECUTIVE SERVICES AGREEMENT

On May 24, 2007, we entered into an executive services agreement with Stacey Kivel (the "Executive Services Agreement"). Pursuant to the terms and provisions of the Executive Services Agreement: (i) Ms. Kivel agreed to act as our President and Chief Executive Officer on a full-time basis; (ii) we agreed to pay a gross monthly salary of $25,000, which was to be incurred on an annual basis; (iii) Ms. Kivel was entitled to a $5,000 monthly director's fee; (iv) Ms. Kivel was entitled to an annual incentive bonus as determined by the Board of Directors as well as certain other benefits as provided therein; and (v) Ms. Kivel was entitled to 500,000 stock options to acquire 500,000 shares of our common stock at an exercise price of $1.00 per share exercisable for a period of ten years. The Executive Services Agreement could be terminated by either party without cause upon 180 days prior written notice or by either party upon ten days prior written notice in the event of the other party's failure to either cure a material breach, willfully non-comply with its obligations; engage in fraud or serious misconduct, or bankruptcy.

During fiscal year ended May 31, 2007, we paid Ms. Kivel an aggregate of $15,185 in fees in connection with performance of her duties as one of our directors. As of July 12, 2007, the Executive Services Agreement was terminated and Ms. Kivel ceased as our President/Chief Executive.

COMPENSATION OF DIRECTORS

Generally, our directors do not receive salaries or fees for serving as directors, nor do they receive any compensation for attending meetings of the board of directors. Directors are entitled to reimbursement of expenses incurred in attending meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 41,200,000 shares of common stock issued and outstanding.



NAME AND ADDRESS OF BENEFICIAL OWNER(1)        NUMBER OF SHARES OWNED(1)            PERCENTAGE OF CLASS(1)
DIRECTORS AND OFFICERS:

Marcus Johnson                                       6,600,000 (2)                           15.98%
1005 Terminal Way, Suite 110
Reno, Nevada 89502

D. Bruce Horton                                        100,000 (3)                           0.002%
1005 Terminal Way, Suite 110
Reno, Nevada 89502

Steve Jewett                                           100,000 (3)                           0.002%
1005 Terminal Way, Suite 110
Reno, Nevada 89502

Duncan Bain                                            100,000(3)                           0.0002%
1005 Terminal Way, Suite 110
Reno, Nevada 89502

Mark Campbell                                          200,000 (4)                           0.004%
1005 Terminal Way, Suite 110
Reno, Nevada 89502

Stacey Kivel                                           500,000 (5)                            0.01%
1005 Terminal Way, Suite 110
Reno, Nevada 89502

All executive officers and directors
as a group (6 persons)                               7,600,000 (6)                           17.96%


MAJOR SHAREHOLDERS:
Petaquilla Minerals, Ltd.                            4,000,000                                9.71%
410 - 475 West Georgia Street
Vancouver, British Columbia, Canada V6B 4M9


     1. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 41,200,000 shares issued and outstanding.

     2. This figure includes: (i) 6,500,000 shares of restricted common stock; and (ii) 100,000 stock options which are exercisable at $1.00 per share expiring May 9, 2017 to acquire 100,000 shares of common stock.
     3. This figure includes 100,000 stock options which are exercisable at $1.00 per share expiring on May 9, 2017 to acquire 100,000 shares of common stock.
     4. This figure includes 200,000 stock options which are exercisable at $1.00 per share expiring on May 9, 2017 to acquire 200,000 shares of common stock.
     5. This figure includes 500,000 stock options which are exercisable at $1.00 per share expiring on May 9, 2017 to acquire 500,000 shares of common stock.
     6. This figure includes: 6,500,000 shares of restricted common stock; and 1,100,000 stock options which are exercisable at $1.00 per share expiring on May 9, 2017 to acquire 1,100,000 shares of common stock.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM  12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
COMPENSATION

Other than the Executive Services Agreement and except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us.

     o A company which is owned by one of our significant shareholders was owed $16,799 for consulting and sub-contracts on land stabilization programs, which were provided during fiscal year ended May 31, 2005. On November 15, 2006, the amount was waived by the shareholder and has been recorded as a recovery of consulting fees. The amount payable was unsecured, non-interest bearing and had no set terms of repayment.
     o During fiscal year ended May 31, 2007, we incurred an aggregate of $57,747 in management fees to our officers and directors. As of May 31, 2007, this amount remained due and owing.

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT

3.1            Articles of Incorporation((1))

3.2            Bylaws(1)

3.2.1          Amended Bylaws (2)

10.1
               2007 Stock Incentive Plan of Geneva Resources, Inc.

10.2           Letter Agreement with Altantic Ltd. (1)

10.3 Mineral Property Option Agreement between War Eagle Mining Company Inc. and Revelstoke Industries Inc. dated October 20, 2006 (5)

10.4 Sanu Juan Property Option Agreement between Petaquilla Minerals Ltd. and Revelstoke Industries Inc. dated November 16, 2006
               (6)

10.5 Letter of Intent between Geneva Gold Corporation and St. Elias Mines Ltd. dated January 22, 2007 (7)

10.6 Vilcoro Property Option Agreement between ST. Elias Mines Ltd. and Geneva Gold Corporation dated January 22, 2007 (8)

10.6 Property Financing and Operating Agreement between Allied Minerals and Geneva Resources Inc. dated April 24, 2007 (9)

10.7 Executive Services Agreement between Geneva Resources Inc. and Stacey Kivel dated May 24, 2007 (10)

16.1           Letter from Independent Registered Public Accounting Firm from
               MacKay LLP (3)

23.1           Independent Registered Public Accounting Filing Consent from
               MacKay LLP (4)

99.1           Press Release from Geneva Resources Inc. dated June 18, 2007 (11)

99.2           Press Release from Geneva Resources Inc. dated July 18, 2007 (12)

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a -14(a) or 15d-14(a) of the Securities Exchange Act.

31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a -14(a) or 15d-14(a) of the Securities Exchange Act

33.3 Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbane-Oxley Act.

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-1 filed with the SEC on February 17, 2005 and incorporated herein by this reference.
(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB filed with the SEC on January 23, 2006 and incorporated herein by this reference.
(3) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 15, 2006 and incorporated herein by this reference.

(4) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB filed with the SEC on September 13, 2006 and incorporated herein by this reference.
(5) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 24, 2006 and incorporated herein by this reference.
(6) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on November 24, 2006 and incorporated herein by this reference.
(7) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on January 26, 2007 and incorporated herein by this reference.
(8) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2007 and incorporated herein by this reference.
(9) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on May 11, 2007 and incorporated herein by this reference.
(10) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 18, 2007 and incorporated herein by this reference.
(11) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 18, 2007 and incorporated herein by this reference.
(12) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2007 and incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended May 31, 2007, we incurred approximately $40,274 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended May 31, 2007 and for the review of our financial statements for the quarters ended August 31, 2006, November 30, 2006, and February 28, 2007.

During fiscal year ended May 31, 2007, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GENEVA RESOURCES INC.


Dated: September 14, 2007                       By: /s/ MARCUS JOHNSON
                                                __________________________
                                                        Marcus Johnson,
                                                        President/Chief
                                                        Executive Officer



Dated: September 14, 2007                       By: /s/ D. BRUCE HORTON

                                                __________________________
                                                        D. Bruce Horton,
                                                        Chief Financial Officer