Form 10QSB
period 2007-08-31
Geneva Resources, Inc.
filed 2007-10-22
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended August 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to _______

                         COMMISSION FILE NUMBER: 0-32593

                             GENEVA RESOURCES, INC.
                             ______________________
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                    NEVADA                                 98-0441019
                    ______                                 __________
(STATE OR OTHER JURISDICTION OF INCORPORATION   I.R.S. EMPLOYER IDENTIFICATION
               OR ORGANIZATION)                               NO.)

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

Indicate the number of shares outstanding of each of Outstanding as of October 8, 2007 the issuer's classes of common stock, as of the most practicable date:
Class
Common Stock, $0.001 par value                          41,200,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             GENEVA RESOURCES, INC.

                                   FORM 10-QSB

Part I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                Balance Sheet
                Statements of Operations
                Statements of Cash Flows
                Notes to Financial Statements

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Item 3.    CONTROLS AND PROCEDURES.

Part II    OTHER INFORMATION.

Item 1     LEGAL PROCEEDINGS.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

Item 3.    DEFAULTS UPON SENIOR SECURITIES.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Item 5.    OTHER INFORMATION.

Item 6.    EXHIBITS.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS





                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 AUGUST 31, 2007
                                   (UNAUDITED)









BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS





                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS



                                                                                                 August 31,          May 31,
                                                                                                    2007               2007
_________________________________________________________________________________________________________________________________
                                                                                                (unaudited)

                                                             ASSETS

CURRENT ASSETS
   Cash                                                                                           $    104,536    $         5,749
_________________________________________________________________________________________________________________________________

                                                                                                  $    104,536    $         5,749
=================================================================================================================================



                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                       $    870,763    $     1,028,011
   Due to related parties (Note 5)                                                                     107,500             47,500
     Shareholder's loan and accrued interest (Note 6)                                                  552,038            414,890
_________________________________________________________________________________________________________________________________
                                                                                                     1,530,301          1,490,401
_________________________________________________________________________________________________________________________________

GOING CONCERN CONTINGENCY AND COMMITMENTS (Notes 1 and 3 )

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock (Note 4)
   Authorized
      200,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      41,200,000 shares of common stock (May 31, 2007 - 41,200,000)                                     41,200             41,200
   Additional paid-in capital                                                                        8,498,638          8,498,638
     Private placement subscriptions                                                                   400,000                  -
   Deficit accumulated during the development stage                                                (10,365,603)       (10,024,490)
_________________________________________________________________________________________________________________________________

                                                                                                    (1,425,765)        (1,484,652)
_________________________________________________________________________________________________________________________________

                                                                                                  $    104,536    $         5,749
=================================================================================================================================




    The accompanying notes are an integral part of these financial statements




                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                                     Cumulative
                                                                                                    results from
                                                                 Three months     Three months     April 5, 2004
                                                                     ended            ended        (inception) to
                                                                  August 31,       August 31,        August 31,
                                                                     2007             2006              2007
___________________________________________________________________________________________________________________

REVENUE                                                           $           -     $          -    $       46,974
___________________________________________________________________________________________________________________

 DIRECT COSTS                                                                 -                -            56,481
___________________________________________________________________________________________________________________

GROSS MARGIN (LOSS)                                                           -                -            (9,507)
___________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                                    30,174              335           103,969
     Consulting fees                                                     15,000                -           393,026
     Marketing expenses                                                       -                -           877,221
     Management Fees                                                     60,000                -           831,145
     Mineral Property Expenditures (Note 3)                             180,834                -         7,798,694
   Professional fees                                                     55,105           17,531           352,041
___________________________________________________________________________________________________________________
                                                                        341,113           17,866        10,356,096
___________________________________________________________________________________________________________________

NET LOSS                                                          $    (341,113)    $    (17,866)   $  (10,365,603)
===================================================================================================================




BASIC AND DILUTED LOSS PER COMMON SHARE                           $       (0.00)   $       (0.00)
=================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC
AND DILUTED                                                          41,200,000       67,200,000
=================================================================================================




    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                    Cumulative
                                                                                                                   results from
                                                                                Three months     Three months      April 5, 2004
                                                                                    ended            ended        (inception) to
                                                                                  August 31,       August 31,       August 31,
                                                                                     2007             2006              2007
___________________________________________________________________________________________________________________________________


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        $  (341,113)      $   (17,866)    $ (10,365,603)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash mineral property expenditures                                                 -                -         7,400,000
      Stock-based compensation                                                               -                -           965,671
    Changes in operating assets and liabilities:
      Accounts receivable                                                                    -                -                 -
      Prepaid expenses                                                                       -                -                 -
      Accrued interest on shareholder's loan                                            12,148                -            23,538
      Due to related parties                                                           (60,000)               -           107,500
     Accounts payable and accrued liabilities                                          (37,248)           7,586           870,763
___________________________________________________________________________________________________________________________________

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                   (426,213)         (10,280)         (998,131)
___________________________________________________________________________________________________________________________________


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                                     400,000                -           574,167
   Proceeds from shareholder advances                                                  125,000                -           528,500

___________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              525,000                -         1,102,667
___________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                         98,787          (10,280)          104,536

CASH, BEGINNING                                                                          5,749           73,383                 -
___________________________________________________________________________________________________________________________________

CASH, ENDING                                                                      $    104,536      $    63,103     $     104,536
===================================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES
  Interest paid                                                                   $          -      $         -     $           -
===================================================================================================================================

  Income taxes paid                                                               $          -      $         -     $           -
===================================================================================================================================




    The accompanying notes are an integral part of these financial statements

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007 (UNAUDITED)
________________________________________________________________________________


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

GOING CONCERN
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $10,365,603. As at August 31, 2007, the Company has a working capital deficit of $1,425,765. The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

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

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007 (UNAUDITED)
________________________________________________________________________________

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

NET LOSS PER SHARE
The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)
________________________________________________________________________________

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

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 3 -MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(A)  GEORGES LAKE PROPERTY (CONTINUED)
In order to exercise its Option the Company is required to incur, or cause to be incurred, on or before December 31, 2008, expenditures in connection with the Property of not less than $1,000,000 pursuant to a work program or work programs commenced and operated by the operator thereon. Upon exercise of the Option, if any, the parties further interests in and to the property will be determined through an industry standard joint venture agreement which will be deemed to be effective upon the exercise of the Option. No cash consideration has been paid for the option and no costs have been incurred as of May 31, 2007.

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

On January 30, 2007 the Company was advised that Petaquilla Minerals Ltd. had resolved to rescind its Property Option Agreement with the Company. The Company has disputed the alleged rescission and advised Petaquilla that the Option is in good standing. Consequently, on February 13, 2007 the Company, in accordance with the provisions of the Agreement and as a consequence of Petaquilla's purported rescission of the Agreement, filed a notice with the British Columbia International Commercial Arbitration Centre seeking arbitration. On March 5, 2007 the Company filed its Statement of Claim with the arbitrators seeking specific performance of the Agreement and damages. On April 10, 2007 Petaquilla filed a Statement of Defence. The parties are awaiting formal arbitration proceedings and accordingly the outcome of the arbitration is presently not determinable.

(C) VILCORO GOLD PROPERTY
On February 23, 2007, the Company entered into a Property Option Agreement with St. Elias Mines Ltd., a publicly traded company on the TSX-V exchange, to acquire not less than an undivided 66% legal, beneficial and registrable interest in certain mining leases in Peru comprised of approximately 600 hectares in Peru.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 3 -MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(C) VILCORO GOLD PROPERTY (CONTINUED)
Under the terms of the Property Option Agreement, and in order to exercise its Option to acquire the properties, the Company is required to make the following non-refundable cash payments to St. Elias totaling $350,000 in the following manner:
     1.   Payment of $50,000 in cash (paid)
     2. The second payment of $100,000 is due on or before the twelve-month anniversary of the signing of the Property Option Agreement.
     3. The third payment of $200,000 cash and 50,000 shares of the Company's common stock are due on or before the twenty-fourth-month anniversary of the signing of the Property Option Agreement.

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

(D)      ALLIED MINERAL PROPERTY
Effective April 30, 2007, the Company entered into a Property Financing and Operating Agreement with Allied Minerals ("Allied"), a company incorporated under the laws of the Federal Republic of Nigeria. Pursuant to the Agreement, Allied granted the Company the exclusive right and option, to acquire an initial and undivided 65% beneficial and economic interest in and to certain mineral licenses, claims, concessions or reservations situated in Nigeria.

Under the terms of the Agreement, the Company was granted a forty five day due diligence period starting on the effective date of the Agreement which has subsequently been extended to November 11, 2007. If the Company does not provide Allied with written notice to proceed (the "Notice") the Agreement shall be treated as being at an end and of no further force and effect.

If the Company provides Allied with written notice to proceed, under the terms of the Agreement, the Company will be deemed to have exercised the Option, and shall be entitled to an undivided initial 65% and economic interest in and to the Property, provided that the Company:

     1. Grants to Allied, within five business days of the date of the notice to proceed 300,000 stock options to acquire an equivalent number of common shares of the Company, with the Share Options being exercisable for a period of three years from the grant date at an exercise price equal to the five-day average trading price of the Company's shares preceding the date of delivery of the notice to proceed; and
     2. Fund certain expenditures on the Property totaling not less than $3,000,000 commencing after the Notice to Proceed is given.
     3. Each of the Company and Allied will have the right to appoint one representative to the Board of Directors of the other party.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 3 -MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(D)               ALLIED MINERAL PROPERTY (CONTINUED)

     4. The Company will be the operator of the Property and the Company and Allied will establish a Management Committee to determine overall policies and objectives with a view to bringing the Property into commercial production as a mine.
     5. The Company will be required to contribute 100% of all costs with respect to the Property. Following commencement of commercial production, if any, the net profit interests will be 35% Allied and 65% for the Company until such time a the Company has recouped 175% of its preproduction and production costs, after which the Company shall be entitled to received 52% of all cash flow from the Property and Allied shall be entitled to receive 48% of all cash flow from the Property.
     6.   If and when the Company has recouped 175% of its costs as set forth in item 5 and commercial production reaches 250 tons of mineral product per day, the Company will issue to the order and direction of Allied 250,000 fully paid and non-assessable shares from the Company's treasury.

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

On December 1, 2006 the Company issued 4,000,000 common shares valued at $7,400,000 in connection with the San Juan Property Option Agreement

As of August 31, 2007 the Company has received $400,000 under a private placement. The Units were offered at $1.00 per unit. Each unit consists of one common share and one warrant to acquire an additional common share, exercisable at $1.50 for twelve months.

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

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 5 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

On May 9, 2007 the Company granted 1,500,000 stock options to officers, directors and consultants of the Company at $1.00 per share. The term of these options are ten years. The total fair value of these options at the date of grant was $965,671, and was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 4.49%, a dividend yield of 0% and expected volatility of 164% and has been recorded as a stock based compensation expense in the year ended May 31, 2007

A summary of the Company's stock options as of August 31, 2007 and changes during the period ended is presented below: There were 1,500,000 stock options granted in fiscal 2007.


_______________________________________________________________________________________________________________________________
                                          Number of Options    Weighted average exercise       Weighted average remaining
                                                                    Price per share            Contractual life (in years)
_______________________________________________________________________________________________________________________________
Outstanding at May 31, 2006                       -                        -                                -
_______________________________________________________________________________________________________________________________
Granted                                       1,500,000                    -                                -
_______________________________________________________________________________________________________________________________
Exercised                                         -                        -                                -
_______________________________________________________________________________________________________________________________
OUTSTANDING  AT MAY 31,  2007 AND AUGUST      1,500,000                  $1.00                            9.69
31, 2007
_______________________________________________________________________________________________________________________________


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

MANAGEMENT FEES
During the three month period ended August 31, 2007, the Company incurred $60,000 for management fees to officers and directors (2006 - $16,799). The total amount owing to the officers and directors as of August 31, 2007 was $107,500 (May 31, 2007 - $47,500.)

The above  transactions  have been in the normal  course of  operations  and, in
management's   opinion,   undertaken   with  similar  terms  and  conditions  as
transactions with unrelated parties.

NOTE 7 - SHAREHOLDER'S LOAN
________________________________________________________________________________

On November 14, 2006 a significant shareholder of the Company advanced $100,000 to Petaquilla on behalf of the Company (Refer to Note 3). Additional advances of $303,500 were received during the year ended May 31, 2007. During the three months ended August 31, 2007 an additional $125,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, bear interest at 10% per annum, and have no set terms of repayment. The total amount outstanding as of August 31, 2007 including accrued interest is $552,038.

NOTE 8 - CONTINGENCY
________________________________________________________________________________

During July 2007 we terminated our President's employment for cause. She has since made certain false allegations against the Company, as specifically described in the body of the August 31, 2007 10-QSB. Although the Company refutes her allegations and believes termination was justified, it is possible that the Company may be exposed to a loss contingency. However the amount of such loss, if any, cannot be reasonably estimated at this time.

                           FORWARD LOOKING STATEMENTS

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

AVAILABLE INFORMATION

Geneva Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Quarterly Report on Form 10-QSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.


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

MINERAL PROPERTIES

         GEORGE LAKE PROPERTY

On approximately October 20, 2006, we entered into a mineral property option agreement (the "George Lake Option Agreement") with War Eagle Mining Company ("War Eagle"). In accordance with the terms and provisions of the George Lake Option Agreement: (i) War Eagle granted to us the sole and exclusive option (the "Option") to acquire a 70% undivided interest in and to seven mineral claims comprising a total of 979 hectares located in the Province of Saskatchewan, Canada, approximately 135 kilometers northwest of La Ronge, Saskatchewan (the "George Lake Property"); (ii) in order to exercise the Option, we are required to incur or cause to be incurred on or before December 31, 2008 expenditures in connection with the George Lake Property of not less than $1,000,000 pursuant to a work program to be commenced and operated by the operator thereon; and (iii) upon exercise of the Option, the further interests of the parties in and to the George Lake Property will be determined through an industry standard joint venture agreement, which will be deemed to be effective upon the exercise of the Option. As of the date of this Quarterly Report, we have not paid any consideration to exercise the Option nor incurred any expenditures.

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

On January 30, 2007, we received notice pursuant to a news release from Petaquilla that the board of directors of Petaquilla has resolved to rescind the Petaquilla Option Agreement. We were current in our obligations under the Petaquilla Option Agreement and disputed the alleged rescission and advised Petaquilla that the Option was in good standing. Consequently, on February 13, 2007, in accordance with the provisions of the Petaquilla Option Agreement and as a result of Petaquilla's purported rescission of the Petaquilla Option Agreement, we filed a notice with the British Columbia International Commercial Arbitration Center seeking arbitration. On March 5, 2007, we filed our Statement of Claims with the arbitrators seeking specific performance of the Petaquilla Option Agreement and damages. On April 10, 2007, Petaquilla filed a Statement of Defense. As of the date of this Quarterly Report, we are awaiting formal arbitration proceedings. "Part II. Item 1. Legal Proceedings."

FIRST OPTION. In order to exercise the initial portion of the Option to acquire an initial 60% undivided interest in and to the San Juan Property (the "First Option"), we are required to: (i) pay to Petaquilla the aggregate sum of $600,000 (of which $100,000 was paid on approximately November 17, 2006); (ii) issue to Petaquilla 4,000,000 shares of our restricted common stock (which 4,000,000 shares were issued as of December 1, 2006); and (iii) incur or cause to be incurred directly or indirectly and pay for an aggregate of $6,000,000 in cumulative exploration expenditures as follows: (a) the sum of $100,000, which has been paid to Petaquilla); (b) issue 4,000,000 shares of restricted common stock, which have been issued to Petaquilla; (c) payment of an additional $200,000 and incurrence and payment of exploration expenditures of not less than $1,000,000 on or before May 31, 2007; (d) payment of an additional $300,000 and incurrence and payment of exploration expenditures of not less than $3,000,000 on or before May 31, 2008; and (e) incurrence and payment of cumulative exploration expenditures of not less than $6,000,000 on or before May 31, 2009.

As of December 1, 2006, we satisfied our current obligations with respect to the exercise of the First Option under the Petaquilla Option Agreement to acquire an initial 60% undivided interest in and to the San Juan Property. SECOND OPTION. Subject to the prior exercise of the First Option and in accordance with the terms and conditions of the Petaquilla Option Agreement, Petaquilla granted to us the exclusive right and further portion of the Option (the "Second Option") to increase our undivided interest in and to the San Juan Property from 60% to 70% by incurring and paying for $3,000,000 in exploration expenditures during the period between the delivery of the Notice of Election and May 31, 2010. Within sixty (60) days following the exercise of the First Option, we are required to give Petaquilla notice (the Notice of Election) that either: (i) we elect to accept the grant of the Second Option; or (ii) we elect not to accept the Second Option. If we make the election, then all further work on the San Juan Property and the subsequent relationship between us and Petaquilla shall be governed by a joint venture agreement between the parties. If we elect to accept the grant of the Second Option but fail to exercise the Second Option, we and Petaquilla shall have initial interests of 60% and 40%, respectively. We shall be deemed to have exercised the Second Option and thus acquired a 70% undivided interest in the San Juan Property by having incurred and paid for $3,000,000 in exploration expenditures during the period between the delivery of the Notice of Election and May 31, 2010. If we fail to incur the $3,000,000 in exploration expenditures by the end of the last day, we may at any time within fifteen days of such day make a cash payment to Petaquilla in an amount equal to the deficiency in the $3,000,000 exploration expenditures to be incurred.

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

PHASE I EXPLORATION PROGRAM. As of the date of this Quarterly Report, we are engaged in our Phase I exploration program. A total of 256 channel samples and 28 check samples have been collected from outcrops, trenches and underground workings, which sample preparation and analytical work was undertaken at ALS Chemex SA Laboratory (an ISO-certified facility) in Lima Peru, using standard industry practice fire assay with an atomic absorption finish. Most of the channel samples were three to five meters long. This work has defined two mineralized trends referred to as the Main Trend and the South Trend. Six individual mineralized zones (Zones 1 through 6) have been identified within the Main Trend and three individual mineralized zones (Zones A through C) have been identified within the South Trend. The South Trend lies approximately 200 meters to the south of the Main Trend and comprises an east-west alignment (parallel to the Main Trend) of mineralized hydrobreccia occurrences in three zones.

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

Under the terms of the Operating Agreement, we were granted a forty-five (45) day due diligence period (the "Due Diligence Period") starting on the effective date of the Operating Agreement, which has been subsequently extended thrice on June 12, 2007, August 7, 2007 and September 18, 2007, respectively. During the Due Diligence Period, we have access to Allied Mineral's books, records and properties to make such investigation as we consider advisable to enable us to determine whether to proceed with the Option. On or before the last day of the Due Diligence Period, we could elect in writing to proceed with the Option (the "Notice to Proceed"). If we do not provide Allied Minerals with the Notice to Proceed, the Operating Agreement will be treated as terminated and of no further force and effect.

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

EXTENSION OF OPTION AND DUE DILIGENCE PERIOD. We extended the Option term in the Operating Agreement and our Due Diligence Period from its original forty-five day to a new term of seventy-five (75) days. Our management requested the extensions in order to complete our sampling and grade testing program on the Allied Mineral Properties located in the Wase area of Plateau State, Nigeria. As of the date of this Quarterly Report, we have completed the sampling and grade testing process of the most easterly side of the Nigeria Property. In the Jawando area on the east die of the Nigeria Property, copper ore was recovered from trenches cut in a wide spread, multi-vein sequence. Assays on samples taken indicated Cu at 31.27% and Pb at 8.97%. To the south of the copper vein sequence in the Gimbi area of the Nigeria Property, zinc ore was recovered from a trench cut in another view sequence. Assays indicated Za at 60.29%. Our geological team attempted to acquire copper ore samples from the western side of the Nigeria Property in the Mavo area. Although a great deal of overburden was pushed aside, the area believed to contain a copper-bearing ore body was not exposed because of the very hard cap rock encountered.

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

RESULTS OF OPERATION

THREE-MONTH PERIOD ENDED AUGUST 31, 2007 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 2006.

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the three-month period ended August 31, 2007 and 2006, which financial statements are included elsewhere in this Quarterly Report.

___________________________________________________________________________________________________
                                         THREE-MONTH PERIOD ENDED       THREE-MONTH PERIOD ENDED
                                              AUGUST 31, 2007                AUGUST 31, 2006
                                                (UNAUDITED)                    (UNAUDITED)
___________________________________________________________________________________________________
REVENUE                                             -0-                            -0-
___________________________________________________________________________________________________
DIRECT COSTS                                        -0-                            -0-
___________________________________________________________________________________________________
GROSS MARGIN                                        -0-                            -0-
___________________________________________________________________________________________________
GENERAL AND ADMINISTRATIVE EXPENSES
___________________________________________________________________________________________________
  Office and general                              30,174                           335
___________________________________________________________________________________________________
  Consulting fees                                 15,000                           -0-
___________________________________________________________________________________________________
  Marketing expenses                                -0-                            -0-
___________________________________________________________________________________________________
  Management fees                                 60,000                           -0-
___________________________________________________________________________________________________
  Mineral property expenditures                  180,834                           -0-
___________________________________________________________________________________________________
  Professional fees                               55,105                        17,531
___________________________________________________________________________________________________
NET LOSS                                       ($341,113)                     ($17,866)
___________________________________________________________________________________________________

Our  net  loss  during  the  three-month   period  ended  August  31,  2007  was
approximately ($341,113) compared to a net loss of ($17,866) for the three-month period ended August 31, 2006 (an increase of $323,247).

During the three-month periods ended August 31, 2007 and 2006, respectively, we did not generate any revenue. During the three-month period ended August 31, 2007, we incurred general and administrative expenses in the aggregate amount of $341,113 compared to $17,866 incurred during the three-month period ended August 31, 2006 (an increase of $323,247). The operating expenses incurred during the three-month period ended August 31, 2007 consisted of: (i) mineral property expenditures of $180,834 (2006: $-0-); (ii) office and general of $30,174 (2006:
$335); (iv) consulting fees of $15,000 (2006: $-0-); (v) management fees of $60,000 (2006: $-0-); and (vi) professional fees of $55,105 (2006: $17,531). The increase in expenses incurred during the three-month period ended August 31, 2007 compared to the three-month period ended August 31, 2006 resulted primarily from the increase in mineral property expenditures, marketing expenses and management fees based upon the increase in scale and scope of exploratory and acquisition programs and an increase in overall office and general expenses.

The increase in net loss during the three-month period ended August 31, 2007 compared to the three-month period ended August 31, 2006 is attributable primarily to the increase in mineral property expenditures and management, professional and consulting fees relating to the increase in the scale and scope of acquisition and exploratory programs. Consulting, management and professional fees incurred during the three-month period ended August 31, 2007 increased pertaining to the increase in acquisition and development of our mineral properties and related contracted services. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the three-month period ended August 31, 2007 was ($341,113) or ($0.00) per share compared to a net loss of ($17,866) or ($0.00) per share for the three-month period ended August 31, 2006. The weighted average number of shares outstanding was 41,200,000 at August 31, 2007 compared to 67,200,000 at August 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED AUGUST 31, 2007

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the three-month period ended August 31, 2007, our current assets were $104,536 and our current liabilities were $1,530,301, resulting in a working capital deficit of $1,425,765. As at the three-month period ended August 31, 2007, our total assets were $104,536 consisting of current assets only compared to total assets of $5,749 at fiscal year ended May 31, 2007. As at the three-month period ended August 31, 2007, our current liabilities were $1,530,301 compared to current liabilities of $1,490,401 at fiscal year ended May 31, 2007. Our current liabilities consisted of: (i) $894,301 in accounts payable and accrued liabilities; (ii) $528,500 in shareholder's loan; and (iii) $107,500 due to related parties. The slight increase in current liabilities was primarily due to the increase in shareholder's loan and amounts due to related parties relating to the increased scale and scope of business activity.

Stockholders' deficit decreased from ($1,484,652) as at May 31, 2007 to ($1,425,765) as at August 31, 2007.

We have not generated positive cash flows from operating activities. For the three-month period ended August 31, 2007, net cash flow used in operating activities was ($426,217) compared to net cash flow used in operating activities of ($10,280) for the three-month period ended August 31, 2006. Net cash flow used in operating activities during the three-month period ended August 31, 2007 consisted primarily of a net loss of ($343,113) adjusted by ($60,000) due to related party and ($37,248) in accounts payable and accrued liabilities, and an increase of $12,148 in accrued interest on shareholder's loan.

During the three-month period ended August 31, 2007, net cash flow provided by financing activities was $525,000 compared to net cash flow from financing activities of $-0- for the three-month period ended August 31, 2006. Net cash flow provided from financing activities during the three-month period ended August 31, 2007 pertained primarily to $400,000 received as proceeds for shares to be issued and $125,000 as proceeds from shareholder advances.

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

PETAQUILLA OPTION AGREEMENT

Under the terms of the Petaquilla Option Agreement, we are required to: (i) pay to Petaquilla the aggregate sum of $600,000 (of which $100,000 was paid on approximately November 17, 2006); and (ii) incur or cause to be incurred directly or indirectly and pay for an aggregate of $6,000,000 in cumulative exploration expenditures as follows: (a) the sum of $100,000, which has been paid to Petaquilla); (b) issue 4,000,000 shares of restricted common stock, which have been issued to Petaquilla; (c) payment of an additional $200,000 and incurrence and payment of exploration expenditures of not less than $1,000,000 on or before May 31, 2007, which has not been paid due to the alleged rescission by Petaquilla of the Petaquilla Option Agreement; (d) payment of an additional $300,000 and incurrence and payment of exploration expenditures of not less than $3,000,000 on or before May 31, 2008; and (e) incurrence and payment of cumulative exploration expenditures of not less than $6,000,000 on or before May 31, 2009.

SHAREHOLDER LOAN

On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. Additional advances of $303,500 were received during fiscal year ended May 31, 2007. These amounts are unsecured and accrue interest at 10% per annum and have no established terms of repayment. During the three-month period ended August 31, 2007, an additional $125,000 was advanced to us by the same shareholder under the same terms and conditions. The total outstanding as of August 31, 2007 including accrued interest is $551,538.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our President/Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the three-month period ended August 31, 2007. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte LLP their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the three-month period ended August 31, 2007 filed with the Securities and Exchange Commission.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS FOR A VOTE TO SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

RESIGNATION OF DIRECTOR

We received a letter from Stacey Kivel dated October 1, 2007 (the "Resignation Letter"), tendering her resignation as one of our director. Ms. Kivel did not serve on any committees of the Board of Directors.

In the Resignation Letter, Ms. Kivel alleges that she is resigning because we had taken illegal actions in the conduct of our affairs and in our unfair treatment of her during her tenure and ultimate termination as our President and Chief Executive Officer on July 12, 2007. Ms. Kivel itemized eight separate actions of alleged wrongdoing, the most serious of which consisted of an allegation that certain members of our Board of Directors acted to terminate Ms. Kivel as our President and Chief Executive Officer for various spurious and insupportable reasons in retaliation for her efforts to comply with rulemaking promulgated pursuant to the Sarbanes-Oxley Act of 2002 and the laws of the United States.

Our Board of Directors had resolved to terminate Ms. Kivel's employment as our officer at the Board of Director meeting held on July 12, 2007. Ms. Kivel received notice of and participated in that meeting by way of conference telephone. Our Board of Directors believes that the allegations of wrongdoing contained in the Resignation Letter are unsupported and self-serving, and are essentially a reiteration of certain allegations of misconduct that Ms. Kivel did not raise until after her termination as our President and Chief Executive Officer. Given the seriousness of the earlier allegations, our Board of Directors formed a Special Committee in July 2007 to investigate Ms. Kivel's complaints and to report back to the Board of Directors.

The Special Committee delivered its report to our Board of Directors on September 29, 2007 (the "Special Committee Report"), having concluded that the allegations of misconduct made by Ms. Kivel were baseless, and that there appeared to be justification for the termination of her employment as an officer for cause.

CERTAIN FINDINGS OF THE SPECIAL COMMITTEE

Given the Special Committee's earlier investigation into Ms. Kivel's complaints, our Board of Directors instructed the Special Committee to review the Resignation Letter. The Special Committee's findings on Ms. Kivel's more serious allegations as to corporate and director misconduct are set forth below:

(1) As indicated above, Ms. Kivel has alleged that certain members of our Board of Directors acted to terminate her as our President and Chief Executive Officer in retaliation for her efforts to comply with rulemaking promulgated pursuant to the Sarbanes-Oxley Act of 2002 and the laws of the United States. The only reasons that the Special Committee is aware of for Ms. Kivel's termination as an officer are documented in the Special Committee Report. Those reasons are founded on the fact we had received information from a variety of sources which impugned the competence and business ethics of Ms. Kivel. The Special Committee believes that this decision was made in our best interests.

(2) Ms. Kivel has alleged that she was expressly denied access to our internal financial records and accounts, and that the Board of Directors commenced its efforts to remove her when she requested this material both orally and in writing. The Special Committee is aware of no evidence that would suggest any members of our Board of Directors had an ulterior motive for the decision to terminate Ms. Kivel's employment as our officer. In addition, there is e-mail correspondence between Ms. Kivel and our personnel that refutes the allegation that she was denied access to our financial records. For example, by e-mail message dated June 27, 2007, from our controller, offered to send our financial records to Ms. Kivel, and explained to her that our most recent quarterly financial statements were available on our corporate website as well as EDGAR.

(3) The Special Committee has inquired into the allegation that Ms. Kivel was somehow prevented from calling meetings of our Board of Directors. In an e-mail message dated June 27, 2007 to Marcus M. Johnson, one of our directors, Ms. Kivel advised Mr. Johnson that she was proposing to schedule a Board meeting in the "near future". This suggests to the Special Committee that Ms. Kivel, as our President and Chief Executive Officer, as well as a director, believed it was up to her to schedule the Board meeting and that she was planning to do so (although there is no record of her following through and actually setting the meeting date). There is no indication in Ms. Kivel's e-mail correspondence with our personnel, or in any other of our records, which suggests that the other Board members were refusing to meet with her.

(4) The Special Committee has found no evidence in support of Ms. Kivel's allegations to the effect that we are majority owned and managed by an undisclosed Canadian individual. In particular, Ms. Kivel has previously asserted that Mr. Johnson acts as a nominee registered shareholder for that individual, but the Special Committee has not found any evidence in support of Ms. Kivel's allegation.

(5) Ms. Kivel has alleged that the Board meeting of July 12, 2007 was conducted illegally. That meeting was an extension of an earlier meeting held on July 9, 2007. The Special Committee found that the Board meetings of July 9, 2007 and 12, 2007 were each validly constituted and properly conducted in accordance with Nevada law and our Articles of Incorporation and Bylaws.

(6) Ms. Kivel alleges that when she was appointed as Chief Executive Officer, she was advised by certain directors and shareholders that we were undertaking to raise capital by way of a private placement of stock, as well as a disposition of assets, without her input, and without any Board action or input. The Special Committee is not aware of any private placement or disposition of assets that have been undertaken without appropriate corporate authority and Board of Director approval.

(7) Ms. Kivel has alleged that we have no Audit Committee, Compensation Committee and no Governance Committee. This allegation is inaccurate. The Audit Committee, consisting of Marcus Johnson, Steve Jewett and Alan Sedgwick, was duly appointed by Board of Director resolution of April 25, 2006.

The balance of Ms. Kivel's allegations relate to what appears to be the real basis for her grievances with us, namely, her disagreement with our Board of Director's decision to terminate her employment as an officer for cause.

RESPONSE FROM STACEY KIVEL

On October 4, 2007, we provided Ms. Kivel's counsel with a copy of the disclosures we were making in response to Item 5.02 in the Current Report on Form 8-K dated October 1, 2007 as filed with the Securities and Exchange Commission on October 5, 2007, and provided Ms. Kivel with the opportunity to furnish a letter stating whether she agrees with the statements made in the Current Report on Form 8-K. See "Item 6. Exhibits" below.

ITEM 6. EXHIBITS

The  following  exhibits  are filed with this  Quarterly  Report on Form 10-QSB:

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
99.1      Resignation letter from Stacey Kivel dated October 1, 2007 (1)
99.2      Report of the Special Committee of Directors dated September 29, 2007.
          (1)
99.3      Response letter from Stacey Kivel dated October 5, 2007. (1)
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2      Certification  of  the  Chief  Financial   Officer  Pursuant  to  Rule
          13a-14(a) or 15d-14(a) of the Securities Exchange Act
32.1 Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbane-Oxley Act.

(1) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2007 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GENEVA RESOURCES INC.


Dated: October 9, 2007                      By: /s/ MARCUS JOHNSON
                                                ________________________________
                                                Marcus Johnson, President/Chief
                                                Executive Officer



Dated: October 9, 2007                      By: /s/ D. BRUCE HORTON
                                                _______________________________
                                                D. Bruce Horton, Chief Financial
                                                Officer