Form 10QSB
period 2007-11-30
Geneva Resources, Inc.
filed 2008-01-14
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended November 30, 2007

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

Indicate the number of shares outstanding of each of         Outstanding as of
the issuer's classes of common stock, as of the most         January 11, 2008
practicable date:
Class
Common Stock, $0.001 par value                          41,210,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             GENEVA RESOURCES, INC.

                                   FORM 10-QSB

Part I.            FINANCIAL INFORMATION                                       1

Item 1.            FINANCIAL STATEMENTS

                        Balance Sheet                                        F-1
                        Statements of Operations                             F-2
                        Statements of Cash Flows                             F-3
                        Notes to Financial Statements                        F-4

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION.                             2

Item 3.            CONTROLS AND PROCEDURES.                                   11

Part II            OTHER INFORMATION.

                       Item 1 LEGAL PROCEEDINGS.                              12

Item 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS.                 13

Item 3.            DEFAULTS UPON SENIOR SECURITIES.                           13

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.       14

Item 5.            OTHER INFORMATION.                                         14

Item 6.            EXHIBITS.                                                  17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 2007
                                   (UNAUDITED)










BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS




                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS



                                                                                                 November,           May 31,
                                                                                                    2007               2007
__________________________________________________________________________________________________________________________________
                                                                                                (unaudited)

                                                             ASSETS

CURRENT ASSETS
   Cash                                                                                           $      2,419    $        5,749
__________________________________________________________________________________________________________________________________

TOTAL ASSETS                                                                                      $      2,419    $        5,749
==================================================================================================================================



                                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                       $    893,652    $    1,028,011

   Due to related parties (Note 5)                                                                      91,500            47,500
   Shareholder's loan and accrued interest (Note 6)                                                    767,234           414,890
__________________________________________________________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                                            1,752,386         1,490,401
__________________________________________________________________________________________________________________________________

GOING CONCERN CONTINGENCY AND COMMITMENTS (Notes 1 and 8 )

STOCKHOLDERS' DEFICIT
   Capital stock
   Authorized
      200,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      41,210,000 shares of common stock (May 31, 2007 - 41,200,000)                                     41,210            41,200
   Additional paid-in capital                                                                        8,513,628         8,498,638
   Private placement subscriptions                                                                     400,000                 -
   Deficit accumulated during the development stage                                                (10,704,805)      (10,024,490)
__________________________________________________________________________________________________________________________________

TOTAL STOCKHOLDERS' DEFICIT                                                                         (1,749,967)       (1,484,652)
__________________________________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                       $      2,419    $        5,749
==================================================================================================================================




    The accompanying notes are an integral part of these financial statements


                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                   Cumulative
                                                  Three months       Three            Six             Six         results from
                                                      ended       months ended       months         Months        April 5, 2004
                                                    November      November 30,       ended           Ended       (inception) to
                                                    30, 2007          2006         November        November       November 30,
                                                                                   30, 2007        30, 2006           2007
_________________________________________________________________________________________________________________________________

REVENUE                                             $         -     $         -    $         -      $         -    $      46,974
_________________________________________________________________________________________________________________________________

DIRECT COSTS                                                  -               -              -                -           56,481
_________________________________________________________________________________________________________________________________

GROSS MARGIN (LOSS)                                           -               -              -                -           (9,507)
_________________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                    34,164          15,031         60,778           15,366          153,587
   Consulting fees                                       15,000          25,701         30,000           25,701          408,026
   Marketing expenses                                     3,460               -          7,020                -          884,241
   Management Fees                                        2,000               -         62,000                -          833,145
   Mineral Property Expenditures (Note 3)               154,089       7,500,000        334,923        7,500,000        7,952,783
   Professional fees                                    130,489          52,704        185,594           70,235          482,530
_________________________________________________________________________________________________________________________________
TOTAL GENERAL & ADMINISTRATION EXPENSES                 339,202       7,593,436        680,315        7,611,302       10,714,312
_________________________________________________________________________________________________________________________________

NET LOSS                                            $ (339,202)     $(7,593,436)     $(680,315)     $(7,611,302)   $ (10,704,805)
=================================================================================================================================




BASIC AND DILUTED LOSS PER COMMON SHARE             $     (0.01)    $     (0.20)   $     (0.02)     $     (0.20)
================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                      41,205,055      37,200,000     41,202,514       37,200,000
================================================================================================================



    The accompanying notes are an integral part of these financial statements


                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                    Cumulative
                                                                                                                   results from
                                                                                 Six months       Six months       April 5, 2004
                                                                                    ended            ended        (inception) to
                                                                                 November 30,     November 30,     November 30,
                                                                                     2007             2006              2007
__________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        $   (680,315)    $ (7,611,302)    $ (10,704,805)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash mineral property expenditures                                            15,000        7,400,000         7,415,000
      Stock-based compensation                                                               -                -           965,671
  Changes in operating assets and liabilities:
      Accounts receivable                                                                    -                -                 -
      Prepaid expenses                                                                       -                -                 -
      Accrued interest on shareholder's loan                                            27,345                -            38,734
      Due to related parties                                                            44,000          (16,799)           91,500
      Accounts payable and accrued liabilities                                        (134,360)          73,693           893,652
__________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                                 (728,330)        (154,408)       (1,300,248)
__________________________________________________________________________________________________________________________________


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                                     400,000                -           574,167
  Proceeds from shareholder advances                                                   325,000          100,000           728,500

__________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              725,000          100,000         1,302,667
__________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                         (3,330)         (54,408)            2,419

CASH, BEGINNING                                                                          5,749           73,383                 -
__________________________________________________________________________________________________________________________________

CASH, ENDING                                                                      $      2,419     $     18,975     $       2,419
==================================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES
  Interest paid                                                                   $          -     $          -    $            -
==================================================================================================================================

  Income taxes paid                                                               $          -     $          -    $            -
==================================================================================================================================


    The accompanying notes are an integral part of these financial statements

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007 (UNAUDITED)
________________________________________________________________________________

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

GOING CONCERN
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $10,704,805. As at November 30, 2007, the Company has a working capital deficit of $1,749,967. The Company requires additional funding to meet its ongoing obligations and operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

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

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007 (UNAUDITED)
________________________________________________________________________________

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of November 30, 2007 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2007 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NET LOSS PER SHARE
The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007 (UNAUDITED)
________________________________________________________________________________

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

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 3 -MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(A)  GEORGES LAKE PROPERTY (CONTINUED)
After review of the property the Company decided on November 5, 2007 with agreement from War Eagle Mining Company to terminate its Mineral Property Option Agreement.

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

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 3 -MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(C) VILCORO GOLD PROPERTY (CONTINUED)
Under the terms of the Property Option Agreement, and in order to exercise its Option to acquire the properties, the Company is required to make the following non-refundable cash payments to St. Elias totaling $350,000 in the following manner:
     1.   Payment of $50,000 in cash (paid)
     2. The second payment of $100,000 cash and 50,000 shares of the Company's common stock are due on or before the twelve-month anniversary of the signing of the Property Option Agreement.
     3. The third payment of $200,000 cash is due on or before the twenty-fourth-month anniversary of the signing of the Property Option Agreement.

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

Under the terms of the Agreement, the Company was granted a forty-five day due diligence period starting on the effective date of the Agreement which has subsequently been extended to January 10, 2008. If the Company does not provide Allied with written notice to proceed (the "Notice") the Agreement shall be treated as being at an end and of no further force and effect.

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

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007 (UNAUDITED)
________________________________________________________________________________

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

On October 15, 2007 the Company issued 10,000 common shares valued at $15,000 regarding a finders fee payment in connection with the Vilcoro Gold Property Option Agreement.


NOTE 5 - STOCK OPTION PLAN
________________________________________________________________________________

On May 9, 2007 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007 (UNAUDITED)
________________________________________________________________________________

NOTE 5 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

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

On May 9, 2007 the Company granted 1,500,000 stock options to officers, directors and consultants of the Company at $1.00 per share. The term of these options are ten years. The total fair value of these options at the date of grant was $965,671, and was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 4.49%, a dividend yield of 0% and expected volatility of 164% and has been recorded as a stock based compensation expense in the year ended May 31, 2007.

A summary of the Company's stock options as of November 30, 2007 and changes during the period ended is presented below: There were 1,500,000 stock options granted in fiscal 2007.


______________________________________________________________________________________________________________________
                                      Number of Options    Weighted average exercise     Weighted average remaining
                                                                Price per share          Contractual life (in years)
______________________________________________________________________________________________________________________
Outstanding at May 31, 2006                   -                        -                              -
______________________________________________________________________________________________________________________
Granted                                   1,500,000                    -                              -
______________________________________________________________________________________________________________________
Exercised                                     -                        -                              -
______________________________________________________________________________________________________________________
OUTSTANDING AT MAY 31, 2007 AND           1,500,000                  $1.00                          9.45
NOVEMBER 30, 2007
______________________________________________________________________________________________________________________



NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

MANAGEMENT FEES
During the six month period ended November 30, 2007, the Company incurred $62,000 for management fees to officers and directors (2006 - $16,799). The total amount owing to the officers and directors as of November 30, 2007 was $91,500 (May 31, 2007 - $47,500.)

The above  transactions  have been in the normal  course of  operations  and, in
management's   opinion,   undertaken   with  similar  terms  and  conditions  as
transactions with unrelated parties.

NOTE 7 - SHAREHOLDER'S LOAN
________________________________________________________________________________

On November 14, 2006 a significant shareholder of the Company advanced $100,000 to Petaquilla on behalf of the Company (Refer to Note 3). Additional advances of $303,500 were received during the year ended May 31, 2007. During the six months ended November 30, 2007 an additional $325,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, bear interest at 10% per annum, and have no set terms of repayment. The total amount outstanding as of November 30, 2007 including accrued interest is $767,234.

NOTE 8 - CONTINGENCY
________________________________________________________________________________

During July 2007 we terminated our President's employment for cause. She has since made certain false allegations against the Company, as specifically described in the body of the November 30, 2007 10-QSB. Although the Company refutes her allegations and believes termination was justified, it is possible that the Company may be exposed to a loss contingency. However the amount of such loss, if any, cannot be reasonably estimated at this time.

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

MINERAL PROPERTIES

         GEORGE LAKE PROPERTY

On approximately October 20, 2006, we entered into a mineral property option agreement (the "George Lake Option Agreement") with War Eagle Mining Company ("War Eagle"). In accordance with the terms and provisions of the George Lake Option Agreement: (i) War Eagle granted to us the sole and exclusive option (the "Option") to acquire a 70% undivided interest in and to seven mineral claims comprising a total of 979 hectares located in the Province of Saskatchewan, Canada.

After review of the property the Company decided on November 5, 2007 with the agreement from War Eagle Mining Company to terminate its Mineral Property Option Agreement.


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

FIRST OPTION. In order to exercise the initial portion of the Option to acquire an initial 60% undivided interest in and to the San Juan Property (the "First Option"), we are required to: (i) pay to Petaquilla the aggregate sum of $600,000 (of which $100,000 was paid on approximately November 17, 2006); (ii) issue to Petaquilla 4,000,000 shares of our restricted common stock (which 4,000,000 shares were issued as of December 1, 2006); and (iii) incur or cause to be incurred directly or indirectly and pay for an aggregate of $6,000,000 in cumulative exploration expenditures as follows: (a) the sum of $100,000, which has been paid to Petaquilla; (b) issue 4,000,000 shares of restricted common stock, which have been issued to Petaquilla; (c) payment of an additional $200,000 and incurrence and payment of exploration expenditures of not less than $1,000,000 on or before May 31, 2007; (d) payment of an additional $300,000 and incurrence and payment of exploration expenditures of not less than $3,000,000 on or before May 31, 2008; and (e) incurrence and payment of cumulative exploration expenditures of not less than $6,000,000 on or before May 31, 2009.

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

On February 23, 2007, we entered into a formal property option agreement ("the "Vilcoro Option Agreement") with St. Elias pursuant to which St. Elias granted to us an option to acquire not less than the undivided 66% legal, beneficial and registerable interest in the Vilcoro Properties (the `Vilcoro Option").

Under the terms of the Vilcoro Option Agreement and in order to exercise the Vilcoro Option, we are required to make the following non-refundable cash payments to St. Elias aggregating $350,000 as follows: (i) $50,000 within five business days from the execution of the Vilcoro Option Agreement, which as of the date of this Annual Report, has been paid; (ii) $100,000 due on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which date is approximately February 23, 2008 and as of the date of this Quarterly

Report has not been paid); and (iii) $200,000 due on or before the 24-month anniversary of execution of the Vilcoro Option Agreement.

In accordance with the terms and provisions of the Vilcoro Option Agreement, we are further required to: (i) issue to St. Elias 50,000 shares of our restricted common stock on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which as of the date of this Quarterly Report have not been issued); and (ii) incur costs totaling $2,5000,000 as follows: (a) first expenditure of $500,000 are to be incurred on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which date has been extended to March 31, 2008 and of which $250,000 has been incurred as of the date of this Quarterly Report; (b) second expenditure of $750,000 are to be incurred on or before the 24-month anniversary of execution of the Vilcoro Option Agreement; and (iii) third expenditure of $1,250,000 are to be incurred on or before the 36-month anniversary of execution of the Vilcoro Option Agreement.

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

PHASE I EXPLORATION PROGRAM. As of the date of this Quarterly Report, we are engaged in our Phase I exploration program. A total of 256 channel samples and 28 check samples have been collected from outcrops, trenches and underground workings, which sample preparation and analytical work was undertaken at ALS Chemex SA Laboratory (an ISO-certified facility) in Lima Peru, using standard industry practice fire assay with an atomic absorption finish. Most of the channel samples were three to five meters long. This work has defined two mineralized trends referred to as the Main Trend and the South Trend. Six individual mineralized zones (Zones 1 through 6) have been identified within the Main Trend and three individual mineralized zones (Zones A through C) have been identified within the South Trend. The South Trend lies approximately 200 meters to the south of the Main Trend and comprises an east-west alignment (parallel to the Main Trend) of mineralized hydrobreccia occurrences in three zones. Management is pleased with the evidence of disseminated mineralization on the Vilcoro Properties with average ore grades of 0.8 g/t, and is continuing fieldwork at Vilcoro Properties with emphasis on additional trenching between the individual zones on the Main Trend.

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

Under the terms of the Operating Agreement, we were granted a forty-five (45) day due diligence period (the "Due Diligence Period") starting on the effective date of the Operating Agreement, which has been subsequently extended on June 12, 2007, August 7, 2007,September 18, 2007 and October 24, 2007 respectively. During the Due Diligence Period, we have access to Allied Mineral's books, records and properties to make such investigation as we consider advisable to enable us to determine whether to proceed with the Option. On or before the last day of the Due Diligence Period (which was January 10, 2008 and which date has been extended to January 31, 2008), we could elect in writing to proceed with the Option (the "Notice to Proceed"). If we do not provide Allied Minerals with the Notice to Proceed, the Operating Agreement will be treated as terminated and of no further force and effect. If we subsequently provide Allied Minerals with the Notice to Proceed, under the terms of the Agreement, we will be deemed to have exercised the Option (the "Exercise"), and shall be entitled to an undivided initial 65% beneficial and economic interest in and to the Nigeria Property, provided that we: (i) grant to Allied Minerals, within five business days of the date of the Notice to Proceed (subject to the prior receipt of all required regulatory requirements and/or approvals, if any, as set forth in the Operating Agreement), 300,000 stock options (the "Options") to acquire an equivalent number of our shares of common stock, with the Options being exercisable for a period of three years from the grant date at an exercise price equal to the five-day average trading price of our shares of common stock on the NASD over-the-counter bulletin board preceding the date of delivery of the Notice to Proceed; and (ii) fund certain expenditures on the Nigeria Property totaling not less than $3,000,000 commencing after the Notice to Proceed is given.

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

EXTENSION OF OPTION AND DUE DILIGENCE PERIOD. We extended the Option term in the Operating Agreement and our Due Diligence Period from its original forty-five day to a new term of two hundred and thirty (230) days. Our management requested the extensions in order to complete our sampling and grade testing program on the Allied Mineral Properties located in the Wase area of Plateau State, Nigeria. As of the date of this Quarterly Report, we have completed the sampling and grade testing process of the most easterly side of the Nigeria Property. In the Jawando area on the east die of the Nigeria Property, copper ore was recovered from trenches cut in a wide spread, multi-vein sequence. Assays on samples taken indicated Cu at 31.27% and Pb at 8.97%. To the south of the copper vein sequence in the Gimbi area of the Nigeria Property, zinc ore was recovered from a trench cut in another view sequence. Assays indicated Za at 60.29%. Our geological team attempted to acquire copper ore samples from the western side of the Nigeria Property in the Mavo area. Although a great deal of overburden was pushed aside, the area believed to contain a copper-bearing ore body was not exposed because of the very hard cap rock encountered.

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

RESULTS OF OPERATION

SIX-MONTH PERIOD ENDED NOVEMBER 30, 2007 COMPARED TO SIX-MONTH PERIOD ENDED NOVEMBER 30, 2006.

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the three-month period ended November 30, 2007 and 2006, which financial statements are included elsewhere in this Quarterly Report.


________________________________________________________________________________________________________
                                             SIX-MONTH PERIOD ENDED            SIX-MONTH PERIOD ENDED
                                                NOVEMBER 30, 2007                 NOVEMBER 30, 2006
                                                   (UNAUDITED)                       (UNAUDITED)
________________________________________________________________________________________________________
REVENUE                                                -0-                               -0-
________________________________________________________________________________________________________
DIRECT COSTS                                           -0-                               -0-
________________________________________________________________________________________________________
GROSS MARGIN                                           -0-                               -0-
________________________________________________________________________________________________________
GENERAL AND ADMINISTRATIVE EXPENSES
________________________________________________________________________________________________________
  Office and general                                 60,778                            15,366
________________________________________________________________________________________________________
  Consulting fees                                    30,000                            25,701
________________________________________________________________________________________________________
  Marketing expenses                                  7,020                             -0-
________________________________________________________________________________________________________
  Management fees                                    62,000                             -0-
________________________________________________________________________________________________________
  Mineral property expenditures                     334,923                         7,500,000
________________________________________________________________________________________________________
  Professional fees                                 185,594                            70,235
________________________________________________________________________________________________________
NET LOSS                                          ($680,315)                      ($7,611,302)
________________________________________________________________________________________________________


Our  net  loss  during  the  six-month   period  ended  November  30,  2007  was
approximately ($680,315) compared to a net loss of ($7,611,302) for the six-month period ended November 30, 2006 (a decrease of $6,930,987).

During the six-month periods ended November 30, 2007 and 2006, respectively, we did not generate any revenue. During the six-month period ended November 30, 2007, we incurred general and administrative expenses in the aggregate amount of $680,315 compared to $7,611,302 incurred during the six-month period ended November 30, 2006 (an increase of $6,930,987). The operating expenses incurred during the six-month period ended November 30, 2007 consisted of: (i) mineral property expenditures of $334,923 (2006: $7,500,000); (ii) office and general of $60,778 (2006: $15,366); (iii) consulting fees of $30,000 (2006: $25,701); (iv)
management  fees of $62,000  (2006:  $-0-);  (v)  professional  fees of $185,594
(2006:  $70,235);  and (vi)  marketing  expenses  of $7,020  (2006:  $-0-).  The increase in expenses incurred during the six-month period ended November 30, 2007 compared to the six-month period ended November 30, 2006 resulted primarily from the substantial increase in mineral property expenditures based upon the increase in scale and scope of exploratory and acquisition programs and an increase in overall office and general expenses, professional fees and management fees.

The decrease in net loss during the six-month period ended November 30, 2007 compared to the six-month period ended November 30, 2006 is attributable primarily to the substantial increase in mineral property expenditures relating to the increase in the scale and scope of acquisition and exploratory programs and to the increase in overall office and general expenses, professional fees and management fees. Consulting, management and professional fees incurred during the six-month period ended November 30, 2007 increased pertaining to the increase in acquisition and development of our mineral properties and related contracted services. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the six-month period ended November 30, 2007 was ($680,315) or ($0.02) per share compared to a net loss of ($7,611,302) or ($0.20) per share for the six-month period ended November 30, 2006. The weighted average number of shares outstanding was 41,202,514 at November 30, 2007 compared to 37,200,000 at November 30, 2006.

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2007 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2006.

Our net loss during the three-month period ended November 30, 2007 was approximately ($339,202) compared to a net loss of ($7,593,436) for the three-month period ended November 30, 2006 (a decrease of $7,254,234).

During the three-month periods ended November 30, 2007 and 2006, respectively, we did not generate any revenue. During the three-month period ended November 30, 2007, we incurred general and administrative expenses in the aggregate amount of $339,202 compared to $7,593,436 incurred during the three-month period ended November 30, 2006 (an increase of $7,254,234). The operating expenses incurred during the three-month period ended November 30, 2007 consisted of: (i) mineral property expenditures of $154,089 (2006: $7,500,000); (ii) office and general of $34,164 (2006: $15,031); (iii) consulting fees of $15,000 (2006:
$25,701); (iv) management fees of $2,000 (2006: $-0-); (vi) professional fees of $130,489 (2006: $52,704); and (v) marketing expenses of $3,460 (2006: $-0-). The increase in expenses incurred during the three-month period ended November 30, 2007 compared to the three-month period ended November 30, 2006 resulted primarily from the substantial increase in mineral property expenditures based upon the increase in scale and scope of exploratory and acquisition programs and an increase in overall office and general expenses, professional fees and management fees.

The decrease in net loss during the three-month period ended November 30, 2007 compared to the three-month period ended November 30, 2006 is attributable primarily to the substantial increase in mineral property expenditures relating to the increase in the scale and scope of acquisition and exploratory programs and to the increase in overall office and general expenses, professional fees and management fees. Consulting, management and professional fees incurred during the three-month period ended November 30, 2007 increased pertaining to the increase in acquisition and development of our mineral properties and related contracted services. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the three-month period ended November 30, 2007 was ($339,202) or ($0.01) per share compared to a net loss of ($7,593,436) or ($0.20) per share for the three-month period ended November 30, 2006. The weighted average number of shares outstanding was 41,205,055 at November 30, 2007 compared to 37,200,000 at November 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED NOVEMBER 30, 2007

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at the six-month period ended November 30, 2007, our current assets were $2,419 and our current liabilities were $1,752,386, resulting in a working capital deficit of $1,749,967. As at the six-month period ended November 30, 2007, our total assets were $2,419 consisting of current assets only compared to total assets of $5,749 at fiscal year ended May 31, 2007. As at the six-month period ended November 30, 2007, our current liabilities were $1,752,386 compared to current liabilities of $1,490,401 at fiscal year ended May 31, 2007. Our current liabilities consisted of: (i) $893,652 in accounts payable and accrued liabilities; (ii) $767,234 in shareholder's loan and accrued interest; and (iii) $91,500 due to related parties. The slight increase in current liabilities was primarily due to the increase in shareholder's loan and amounts due to related parties relating to the increased scale and scope of business activity.

Stockholders' deficit increased from ($1,484,652) as at May 31, 2007 to ($1,749,967) as at November 30, 2007.

We have not generated positive cash flows from operating activities. For the six-month period ended November 30, 2007, net cash flow used in operating activities was ($728,330) compared to net cash flow used in operating activities of ($154,408) for the six-month period ended November 30, 2006. Net cash flow used in operating activities during the six-month period ended November 30, 2007 consisted primarily of a net loss of ($680,315) adjusted by $44,000 due to related party, ($134,360) in accounts payable and accrued liabilities and $15,000 in non-cash mineral property expenditures, and by an increase of $27,345 in accrued interest on shareholder's loan.

During the six-month period ended November 30, 2007, net cash flow provided by financing activities was $725,000 compared to net cash flow from financing activities of $100,000 for the six-month period ended November 30, 2006. Net cash flow provided from financing activities during the six-month period ended November 30, 2007 pertained primarily to $400,000 received as proceeds for shares of common stock issued and $325,000 as proceeds from shareholder advances.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report and other than as disclosed below, we do not have any material commitments for fiscal year
2008.

VILCORO OPTION AGREEMENT

Under the terms of the Vilcoro Option Agreement and in order to exercise the Vilcoro Option, we are required to make the following non-refundable cash payments to St. Elias aggregating $350,000 as follows: (i) $50,000 within five business days from the execution of the Vilcoro Option Agreement which, as of the date of this Annual Report, has been paid; (ii) $100,000 cash and 50,000 shares of the Company's common stock are due on or before the 12-month anniversary of execution of the Vilcoro Option Agreement; and (iii) $200,000 due on or before the 24-month anniversary of execution of the Vilcoro Option Agreement. In accordance with further terms and provisions of the Vilcoro Option Agreement, we are further required to incur costs totally $2,5000,000 as follows: (a) first expenditure of $500,000 to be incurred on or before the 12-month anniversary of execution of the Vilcoro Option Agreement, (b) second expenditure of $750,000 to be incurred on or before the 24-month anniversary of execution of the Vilcoro Option Agreement; and (iii) third expenditure of $1,250,000 to be incurred on or before the 36-month anniversary of execution of the Vilcoro Option Agreement.

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

SHAREHOLDER LOAN

On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. Additional advances of $303,500 were received during fiscal year ended May 31, 2007. During the six-month period ended November 30, 2007, an additional $325,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured and accrue interest at 10% per annum and have no established terms of repayment. As at November 30, 2007, we owe an aggregate of $767,234 in principal and accrued interest.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our President/Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2007. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the six-month period ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson, and Mr. Steven Jewett. One of the two members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on April 25, 2006 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the six-month period ended November 30, 2007. The audit committee has also discussed with De Joya Griffith & Company LLC the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company LLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with De Joya Griffith & Company LLC their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the six-month period ended November 30, 2007 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PETAQUILLA OPTION AGREEMENT

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

CEASE TRADE ORDER OF THE BRITISH COLUMBIA SECURITIES COMMISSION

Our shares of common stock are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. We, therefore, file annual and other reports with the Securities and Exchange Commission. On November 29, 2007, we received a cease trade order (the "CTO") from the British Columbia Securities Commission (the "BCSC"), which is limited to the Province of British Columbia, for not filing a technical report under Canadian National Instrument 43-101 STANDARDS OF DISCLOSURE FOR MINERAL PROJECTS ("NI 43-101") respecting certain previous disclosure respecting certain of our material property interests. As a consequence of the CTO, we are now seeking legal advice in connection with this matter and expect to be in communication with the BCSC promptly in order to determine the exact manner in which we will be able to satisfy the requirements of NI 43-101, as required by the parameters as set forth for foreign issuers under Canadian National Instrument 71-102 CONTINUOUS DISCLOSURE AND OTHER EXEMPTIONS RELATING TO FOREIGN ISSUERS.

Other than as disclosed above, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. However, during July 2007, we terminated the employment of Stacey Kivel, our then President, for cause. Subsequently, Ms. Kivel has made certain false allegations against us as specifically described in "Item 5. Other Information - Resignation of Director". Although we refute her allegations and believe termination was justified, it is possible that we may be exposed to a loss contingency, which cannot be reasonably estimated at this time. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERING

During the six-month period ended November 30, 2007, we issued an aggregate of 400,000 shares of our restricted common stock through a private placement of Units, at $1.00 per Unit for total proceeds of $400,000. Each unit consists of one common share in our capital stock and one non-transferable common stock purchase warrant at an exercise price of $1.50 per Warrant Share. The expiration date for the warrants is August 2008. The investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

FINDERS' FEE

On October 15, 2007, we issued 10,000 shares of our restricted common stock at an aggregate value of $15,000 as consideration for payment of a finders' fee in connection with the Vilcoro Option Agreement.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS FOR A VOTE TO SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

RESIGNATION OF DIRECTOR

We received a letter from Stacey Kivel dated October 1, 2007 (the "Resignation Letter"), tendering her resignation as one of our directors. Ms. Kivel did not serve on any committees of the Board of Directors.

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

(2) Ms. Kivel has alleged that she was expressly denied access to our internal financial records and accounts, and that the Board of Directors commenced its efforts to remove her when she requested this material both orally and in writing. The Special Committee is aware of no evidence that would suggest any members of our Board of Directors had an ulterior motive for the decision to terminate Ms. Kivel's employment as our officer. In addition, there is e-mail correspondence between Ms. Kivel and our personnel that refutes the allegation that she was denied access to our financial records. For example, by e-mail message dated June 27, 2007, Vaughn Barbon, our controller, offered to send our financial records to Ms. Kivel, and explained to her that our most recent quarterly financial statements were available on our corporate website as well as EDGAR.

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

(4) The Special Committee has found no evidence in support of Ms. Kivel's allegations to the effect that we are majority owned and managed by an undisclosed Canadian individual. In particular, Ms. Kivel has previously asserted that Mr. Johnson acts as a nominee registered shareholder for that individual, but the Special Committee has not has found any evidence in support of Ms. Kivel's allegation.

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

CHANGES IN OUR CERTIFYING ACCOUNTANT

We have engaged DeJoya Griffith & Company, LLC ("DeJoya") as our principal independent registered public accounting firm effective November 23, 2007. Concurrent with this appointment, we dismissed Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants ("DMCL"), effective November 23, 2007. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

The reports of DMCL on our consolidated financial statements for each of the fiscal years ended May 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended May 31, 2007 and 2006, and during the subsequent period through to the date of DMCL's dismissal, there were no disagreements between us and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in their reports on our audited consolidated financial statements.

We provided DMCL with a copy of the Current Report on Form 8-K (the "Current Report") filed November 27, 2007 with the Securities and Exchange Commission, and requested that DMCL furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not DMCL agrees with the statements made in the Current Report with respect to DMCL and, if not, stating the aspects with which they do not agree. We received the requested letter from DMCL wherein they have confirmed their agreement to our disclosures in the Current Report with respect to DMCL. A copy of DMCL's letter was filed as an exhibit to the Current Report.

In connection with the appointment of DeJoya as our principal registered accounting firm at this time, we have not consulted DeJoya on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 6. EXHIBITS

The  following  exhibits  are filed with this  Quarterly  Report on Form 10-QSB:

EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT

99.1            Resignation letter from Stacey Kivel dated October 1, 2007 (1)
99.2            Report of the Special Committee of Directors dated September 29,
                2007. (1)
99.3            Response letter from Stacey Kivel dated October 5, 2007. (1)
31.1            Certification of Chief Executive Officer Pursuant to Rule 13a-14
                (a) or 15d-14(a) of the Securities Exchange Act.
31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
32.1 Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbane-Oxley Act.

(1) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2007 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GENEVA RESOURCES, INC.


Dated: January 11, 2008                         By: /s/ MARCUS JOHNSON
                                                ________________________________
                                                Marcus Johnson, President/Chief
                                                Executive Officer



Dated: January 11, 2008                         By: /s/ D. BRUCE HORTON
                                                ________________________________
                                                D. Bruce Horton, Chief Financial
                                                Officer