Form 10QSB
period 2008-02-29
Geneva Resources, Inc.
filed 2008-04-21
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the period ended February 29, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                For the transition period from ______ to _______


                         COMMISSION FILE NUMBER: 0-32593


                             GENEVA RESOURCES, INC.
                 ______________________________________________
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


             NEVADA                                              98-0441019
_________________________________                            ___________________
  (STATE OR OTHER JURISDICTION                                 I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


                        2533 N. CARSON STREET, SUITE 125
                            CARSON CITY, NEVADA 89706
                    ________________________________________
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (775) 348-9330
                           ___________________________
                           (ISSUER'S TELEPHONE NUMBER)


SECURITIES REGISTERED PURSUANT TO SECTION                  NAME OF EACH EXCHANGE
            12(b) OF THE ACT:                               ON WHICH REGISTERED:

                  NONE


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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding
of each of the issuer's classes of common
stock, as of the most practicable date:
Class                                           Outstanding as of April 11, 2008

     Common Stock, $0.001 par value                        41,260,000

Transitional Small Business Disclosure Format (Check one):      Yes [ ]   No [X]

                             GENEVA RESOURCES, INC.

                                   FORM 10-QSB


                                                                            Page

PART I.   FINANCIAL INFORMATION                                               4

Item 1.   FINANCIAL STATEMENTS

               Balance Sheet                                                  5
               Statements of Operations                                       6
               Statements of Cash Flows                                       7
               Notes to Financial Statements                                  8

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.       17

Item 3.   CONTROLS AND PROCEDURES.                                           27

PART II.  OTHER INFORMATION.                                                 28

Item 1.   LEGAL PROCEEDINGS.                                                 28

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.                         29

Item 3.   DEFAULTS UPON SENIOR SECURITIES.                                   30

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.               30

Item 5.   OTHER INFORMATION.                                                 30

Item 6.   EXHIBITS.                                                          33

          SIGNATURES                                                         34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS











                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                FEBRUARY 29, 2008
                                   (UNAUDITED)


                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS

                                                                            February 29,         May 31,
                                                                                2008               2007
___________________________________________________________________________________________________________
                                                                            (unaudited)         (audited)
___________________________________________________________________________________________________________

                                     ASSETS
CURRENT ASSETS
   Cash                                                                     $     43,452        $     5,749
___________________________________________________________________________________________________________
TOTAL ASSETS                                                                $     43,452        $     5,749
===========================================================================================================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                 $    914,986       $  1,028,011
   Due to related parties (Note 6)                                               116,500             47,500
   Shareholder's loan (Note 7)                                                 1,023,500            403,500
   Accrued interest (Note 7)                                                      60,065             11,390
___________________________________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                      2,115,051          1,490,401
___________________________________________________________________________________________________________


STOCKHOLDERS' DEFICIT
   Common stock, 200,000,000 shares authorized with $0.001 par value,
   Issued and outstanding 41,260,000 shares of common stock                       41,260             41,200
      (May 31, 2007 - 41,200,000)
   Additional paid-in capital                                                  8,578,578          8,498,638
   Private placement subscriptions                                               400,000                  -
   Deficit accumulated during the exploration stage                          (11,091,437)       (10,024,490)
___________________________________________________________________________________________________________
TOTAL STOCKHOLDERS' DEFICIT                                                   (2,071,599)        (1,484,652)
___________________________________________________________________________________________________________
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $     43,452       $      5,749
===========================================================================================================


The accompanying notes are an integral part of these interim financial statements



                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                                               From
                                                                                                             inception
                                                  Three Months Ended             Nine Months Ended        (April 5, 2004)
                                              ___________________________   ___________________________         to
                                              February 29,   February 28,   February 29,   February 28,    February 29,
                                                   2008           2007           2008           2007           2008
________________________________________________________________________________________________________________________

REVENUE                                       $          -   $          -   $          -   $          -    $      46,974
________________________________________________________________________________________________________________________

DIRECT COSTS                                             -              -              -              -           56,481
________________________________________________________________________________________________________________________

GROSS MARGIN (LOSS)                                      -              -              -              -           (9,507)
________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                               26,862         29,697         87,640         45,579          167,449
   Consulting fees                                  25,000         26,562         55,000         52,263          433,027
   Marketing expenses                                9,820              -         16,840              -          893,083
   Management Fees                                  25,000              -         87,000              -          852,906
   Mineral property expenditures (Note 3)          230,539         50,000        565,462      7,550,000        8,183,322
   Professional fees                                69,411         54,927        255,005        125,161          552,143
________________________________________________________________________________________________________________________

TOTAL GENERAL &
     ADMINISTRATION EXPENSES                       386,632        161,186      1,066,947      7,773,003       11,081,930
________________________________________________________________________________________________________________________

NET LOSS                                      $   (386,632)  $   (161,186)  $ (1,066,947)  $ (7,773,003)   $ (11,091,437)
========================================================================================================================


BASIC LOSS PER COMMON SHARE                   $      (0.01)  $      (0.00)  $      (0.03)  $      (0.20)
=======================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   - BASIC                                      41,226,484     41,155,556     41,210,474     38,504,029
=======================================================================================================


The accompanying notes are an integral part of these interim financial statements


                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                               From
                                                                                                             inception
                                                                                 Nine Months Ended        (April 5, 2004)
                                                                            ___________________________         to
                                                                            February 29,   February 28,    February 29,
                                                                                 2008           2007           2008
________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $ (1,066,947)  $ (7,773,003)   $ (11,091,437)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash mineral property expenditures                                       80,000      7,400,000        7,480,000
     Stock-based compensation                                                          -              -          965,671
  Changes in operating assets and liabilities:
     Accounts receivable                                                               -              -                -
     Prepaid expenses                                                                  -              -                -
     Accrued interest on shareholder's loan                                       48,675          3,126           60,065
     Due to related parties                                                       69,000        (16,799)         116,500
     Accounts payable and accrued liabilities                                   (113,025)       143,523          914,986
________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                           (982,297)      (243,153)      (1,554,215)
________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from common stock sales and subscriptions                             400,000              -          574,167
  Proceeds from shareholder advances                                             620,000        185,000        1,023,500
________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      1,020,000        185,000        1,597,667
________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                   37,703        (58,153)          43,452

CASH, BEGINNING                                                                    5,749         73,383                -
________________________________________________________________________________________________________________________

CASH, ENDING                                                                $     43,452   $     15,230    $      43,452
========================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Interest paid                                                             $          -   $          -    $           -
========================================================================================================================

  Income taxes paid                                                         $          -   $          -    $           -
========================================================================================================================


The accompanying notes are an integral part of these interim financial statements


GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

The  Company  was  incorporated  in the State of Nevada  on April 5,  2004.  The
Company was initially formed to engage in the business of reclaiming and stabilizing land in preparation for construction in the United States of America. On November 27, 2006, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Revelstoke Industries, Inc.) would merge with its wholly-owned subsidiary, Geneva Gold Corp. This merger became effective as of December 1, 2006 and the Company changed its name to Geneva Gold Corp. On March 1, 2007, the Company (Geneva Gold Corp) merged with its wholly-owned subsidiary, Geneva Resources, Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. This merger became effective March 1, 2007 and the Company changed its name to Geneva Resources, Inc.

During the quarter ended November 30, 2006, the Company entered the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North America and Internationally. During this period the Company entered into Option Agreements to obtain mineral leases in Canada, Panama, Peru and Nigeria.

The Company has a fiscal year of May 31. On May 5, 2006, the Company completed a forward stock split by the issuance of 42 new shares for each 1 outstanding share of the Company's common stock. On October 13, 2006, the Company completed a forward stock split by the issuance of 4 new shares for each 1 outstanding share of the Company's stock.

GOING CONCERN
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $11,091,437. As at February 29, 2008, the Company has a working capital deficit of $2,071,599. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required.

UNAUDITED FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2007, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 29, 2008, are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

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

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008 (UNAUDITED)
________________________________________________________________________________

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of February 29, 2008, any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 29, 2008, the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008 (UNAUDITED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
________________________________________________________________________________

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We do not expect that the adoption of SFAS 159 will have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders' equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for years, and interim periods within those years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted.

At February 29, 2008, the Company did not have any noncontrolling interests in subsidiaries. Management is currently evaluating the effects, if any, that SFAS 160 will have upon the presentation and disclosure of noncontrolling interests in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," (SFAS "161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

At February 29, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company analysis of the

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008 (UNAUDITED)
________________________________________________________________________________

impact of adopting Interpretation 48 is not yet complete, it does not currently anticipate it will have a material impact on the Company's consolidated financial statements.


NOTE 3 -MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

(a)  GEORGES LAKE PROPERTY
On October 20, 2006, the Company entered into a "Mineral Property Option Agreement", with War Eagle Mining Company, Inc., a TSX Venture Exchange company ("War Eagle"), pursuant to which War Eagle has granted the Company the sole and exclusive option to acquire a 70% undivided interest in and to seven mineral claims comprising a total of 979 hectares, which are located in the Province of Saskatchewan, Canada.

After review of the property the Company decided on November 5, 2007, with agreement from War Eagle Mining Company to terminate its Mineral Property Option Agreement. The Company has no ongoing obligations in connection with this terminated option agreement.

(b)  SAN JUAN PROPERTY
On November 16, 2006, the Company entered into a "Property Option Agreement" with Petaquilla Minerals Ltd ("Petaquilla"). Petaquilla therein has granted the Company the sole and exclusive option to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama which are owned and controlled by Petaquilla's wholly-owned subsidiary.

In order to exercise the initial portion of its Option (the "First Option") to acquire an initial 60% undivided interest in and to the property, the Company is required: (i) to pay to Petaquilla the aggregate sum of $600,000 in cash, as noted in 1, 3 and 4 below; (ii) issue Petaquilla 4,000,000 common shares from the treasury of the Company; and (iii) incur, or cause to be incurred, directly or indirectly, and pay for an aggregate of $6,000,000 in exploration expenditures as follows:

     1.   The sum of $100,000 in cash (paid).

     2. 4,000,000 common shares of the Company to be issued and delivered to Petaquilla within five business days from the execution and delivery of the Option Agreement. On December 1, 2006, the Company issued to Petaquilla 4,000,000 common shares from the treasury of the Company, at which time Petaquilla became a significant shareholder of the Company. The estimated fair value of the 4,000,000 shares was $7,400,000 and has been recorded as mineral property expenditures and included in operating results for the year ended May 31, 2007.

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

     5. During the term of the Option Agreement, Petaquilla is entitled to nominate up to 40% of the total number of directors of the Company.

     6. In addition, the Company is to establish a stock option plan which allocates not less than 15% of the then issued shares in the capital of the Company for the granting of options and shall grant to Petaquilla, or its nominees stock options equal in number to not less than one-third of the number of options allocated under such plan.

On January 30, 2007, the Company was advised that Petaquilla Minerals Ltd. had resolved to rescind its Property Option Agreement with the Company. The Company has disputed the alleged rescission and advised Petaquilla that the Option is in good standing. Consequently, on February 13, 2007, the Company, in accordance with the provisions of the Agreement and as a consequence of Petaquilla's purported rescission of the Agreement, filed a notice with the British Columbia International Commercial Arbitration Centre seeking arbitration. On March 5, 2007, the Company filed its Statement of Claim with the arbitrators seeking specific performance of the Agreement and damages. On April 10, 2007, Petaquilla filed a Statement of Defense. The parties are awaiting formal arbitration proceedings and accordingly the outcome of the arbitration is presently not determinable.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008 (UNAUDITED)
________________________________________________________________________________

Subsequent to February 29, 2008, the Company entered into a settlement agreement and mutual release with Petaquilla to resolve these various actions and disputes (refer to Note 9).

(c) VILCORO GOLD PROPERTY
On February 23, 2007, the Company entered into a Property Option Agreement with St. Elias Mines Ltd., a publicly traded company on the TSX-V exchange, to acquire not less than an undivided 66% legal, beneficial and registerable interest in certain mining leases in Peru comprised of approximately 600 hectares in Peru.

On December 1, 2007, we entered into an extension agreement with St. Elias (the "December Extension Agreement". The December Extension Agreement acknowledges that in accordance with the terms and provisions of the Vilcoro Option Agreement, we must incur and pay exploration expenditures of not less than $500,000 prior to January 17, 2008, and provides an extension until March 31, 2008 to incur and pay such Exploration Expenditures. On March 28, 2008 a further extension was granted until June 30, 2008 to incur and pay such Exploration Expenditures.

Under the terms of the Property Option Agreement, and in order to exercise its Option to acquire the properties, the Company is required to make the following non-refundable cash payments to St. Elias totaling $350,000 in the following manner:

     1.   Payment of $50,000 in cash (paid).

     2. The second payment of $100,000 cash and 50,000 shares of the Company's common stock are due on or before the twelve-month anniversary of the signing of the Property Option Agreement (paid).

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

After review of the property, the Company decided on January 31, 2008 not to extend its due diligence period and not to proceed with the Mineral Property Option Agreement. The Company has no ongoing obligations in connection with this agreement.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008 (UNAUDITED)
________________________________________________________________________________

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

On September 27, 2006, four founding shareholders returned 7,500,000 (pre - 4:1 Forward Split) of their restricted founders' shares, previously issued at $0.0016 - $0.009 (pre - 4:1 Forward Split) per share, to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the founding shareholders.

The Company's capitalization is 200,000,000 common shares with a par value of $0.001 per share. On January 12, 2007, shareholders consented to increase the authorized share capital of the Company from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share.

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

On December 1, 2006, the Company issued 4,000,000 common shares valued at $7,400,000 in connection with the San Juan Property Option Agreement

In August 2007, the Company received $400,000 towards a planned private placement of Units to be offered at $1.00 per unit with each unit consisting of one common share and one warrant to acquire an additional common share, exercisable at $1.50 for twelve months. On February 29, 2008, the Company changed the terms of the private placement of Units now to be offered at $1.00 per unit with each unit consisting of one common share only.

On October 15, 2007, the Company issued 10,000 common shares with a fair value of $15,000 regarding a finder's fee payment in connection with the Vilcoro Gold Property Option Agreement.

On January 31, 2008, the Company issued 50,000 common shares to St. Elias Mines Ltd. with a fair value of $65,000 in connection with the Vilcoro Gold Property Option Agreement. (Refer Note 3)

NOTE 5 - STOCK OPTION PLAN
________________________________________________________________________________

On May 9, 2007, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine. On May 9, 2007, the Board of Directors of the Company ratified and approved under the Company's existing Stock Option Plan the issuance of 1,500,000 shares for ten years at $1.00 per share.

On May 9, 2007, the Company granted 1,500,000 stock options to officers, directors and consultants of the Company at $1.00 per share. The term of these options are ten years. The total fair value of these options at the date of grant was $965,671, and was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 4.49%, a dividend yield of 0% and expected volatility of 164% and has been recorded as a stock based compensation expense in the year ended May 31, 2007.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 5 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

A summary of the Company's stock options as of February 29, 2008, and changes during the period then ended is presented below:

_____________________________________________________________________________________________
                                                   Weighted average        Weighted average
                                     Number of      exercise Price       remaining Contractual
                                      Options         per share             life (in years)
_____________________________________________________________________________________________

OUTSTANDING AT MAY 31, 2006              -              $   -                       -
Granted during the year              1,500,000           1.00                       -
Exercised during the year                -                  -                       -
_____________________________________________________________________________________________

OUTSTANDING AT MAY 31, 2007          1,500,000           1.00                    9.94
Granted during the period            1,500,000              -                       -
Exercised during the period              -                  -                       -
_____________________________________________________________________________________________

OUTSTANDING AT FEBRUARY 29, 2008     1,500,000          $1.00                    9.19
_____________________________________________________________________________________________


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

MANAGEMENT FEES
During the nine month period ended February 29, 2008, the Company incurred $87,000 for management fees to officers and directors (May 31, 2007 - $16,799). The total amount owing to the officers and directors as of February 29, 2008 was $116,500 (May 31, 2007 - $47,500.)

The above  transactions  have been in the normal  course of  operations  and, in
management's   opinion,   undertaken   with  similar  terms  and  conditions  as
transactions with unrelated parties.

NOTE 7 - SHAREHOLDER'S LOAN
________________________________________________________________________________

On November 14, 2006, a significant shareholder of the Company advanced $100,000 to Petaquilla on behalf of the Company (Refer to Note 3). Additional advances of $303,500 were received during the year ended May 31, 2007. During the nine months ended February 29, 2008 an additional $620,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, bear interest at 10% per annum, and have no set terms of repayment. The total amount outstanding as of February 29, 2008 including accrued interest is $1,083,565. (May 31, 2007 - $414,890)

NOTE 8 - CONTINGENCY
________________________________________________________________________________

During July 2007, we terminated our President's employment for cause. She has since made certain false allegations against the Company. Although the Company refutes her allegations and believes termination was justified, it is possible that the Company may be exposed to a loss contingency. However the amount of such loss, if any, cannot be reasonably estimated at this time.

NOTE 9 - SUBSEQUENT EVENTS
________________________________________________________________________________

On March 14, 2008, the Company entered into a settlement agreement with Petaquilla (the "Settlement"). Pursuant to the terms of the Settlement: (i) Petaquilla shall issue 100,000 shares of its common stock to the Company, subject to pooling and release in four equal monthly tranches commencing no later than December 31, 2008 and certain other conditions, (ii) the 4,000,000 shares of the restricted common stock previously issued by the Company to Petaquilla shall be returned to the Company; and (iii) the $100,000 previously paid by the Company in order to exercise the initial portion of the Option shall be returned to the Company.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)
________________________________________________________________________________

On April 11, 2008, the Company entered into a mutual release with Petaquilla (the "Release"), pursuant to which the terms of the Settlement were acknowledged. In accordance with the terms and provisions of the Release, the parties agreed to release each other and their respective directors, officers, employees, agents and assigns from any and all causes of action, claims and demands of any nature or kind whatsoever arising up to the present date relating to the Petaquilla Option Agreement and to any of the subject matter of the arbitration proceedings.

It is anticipated that the pending arbitration proceedings will be dismissed with the British Columbia International Commercial Arbitration Center.

To date, the 4,000,000 shares of restricted common stock have been returned to the Company's treasury for cancellation.


Effective April 4, 2008, we entered into a twelve-month engagement letter of agreement (the "Agreement") with Badner Group LLC ("Badner"). In accordance with the terms and provisions of the Agreement: (i) Badner shall provide to us general consulting and public relations services and, more specifically, relating to business development and affairs in Peru relative to our interest in developing and expanding our business in Peru and acquiring mining properties; and (ii) we pay to Badner a monthly fee of $15,000.

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

After review of the property, we decided on November 5, 2007, in agreement with War Eagle, to terminate the George Lake Option Agreement. We do not have any continuing obligations in connection with termination of the George Lake Option Agreement.

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

SECOND OPTION. Subject to the prior exercise of the First Option and in accordance with the terms and conditions of the Petaquilla Option Agreement, Petaquilla granted to us the exclusive right and further portion of the Option (the "Second Option") to increase our undivided interest in and to the San Juan

Property from 60% to 70% by incurring and paying for $3,000,000 in exploration expenditures during the period between the delivery of the Notice of Election and May 31, 2010. Within sixty (60) days following the exercise of the First Option, we were required to give Petaquilla notice (the Notice of Election) that either: (i) we elect to accept the grant of the Second Option; or (ii) we elect not to accept the Second Option. If we made the election, then all further work on the San Juan Property and the subsequent relationship between us and Petaquilla would be governed by a joint venture agreement between the parties. If we elected to accept the grant of the Second Option but failed to exercise the Second Option, we and Petaquilla would have initial interests of 60% and 40%, respectively. We shall be deemed to have exercised the Second Option and thus acquired a 70% undivided interest in the San Juan Property by having incurred and paid for $3,000,000 in exploration expenditures during the period between the delivery of the Notice of Election and May 31, 2010. If we failed to incur the $3,000,000 in exploration expenditures by the end of the last day, we could at any time within fifteen days of such day make a cash payment to Petaquilla in an amount equal to the deficiency in the $3,000,000 exploration expenditures to be incurred.

As of the date of this Quarterly Report, we have agreed that the First Option and the Second Option are deemed null and void and no longer of any force or effect.

On January 30, 2007, we received notice pursuant to a news release from Petaquilla that the board of directors of Petaquilla has resolved to rescind the Petaquilla Option Agreement. We were current in our obligations under the Petaquilla Option Agreement and disputed the alleged rescission and advised Petaquilla that the Option was in good standing. Consequently, on February 13, 2007, in accordance with the provisions of the Petaquilla Option Agreement and as a result of Petaquilla's purported rescission of the Petaquilla Option Agreement, we filed a notice with the British Columbia International Commercial Arbitration Center seeking arbitration. On March 5, 2007, we filed our Statement of Claims with the arbitrators seeking specific performance of the Petaquilla Option Agreement and damages. On April 10, 2007, Petaquilla filed a Statement of Defense. As of the date of this Quarterly Report, it is anticipated that the pending arbitration proceedings will be dismissed with the British Columbia International Commercial Arbitration Center. See "Part II. Item 1. Legal Proceedings."

On March 14, 2008, we entered into a settlement letter agreement with Petaquilla (the "Settlement"). Pursuant to the terms and provisions of the Settlement: (i) Petaquilla shall issue 100,000 shares of its common stock to us, which shares shall be released from pool in four equal monthly tranches beginning on the first commercial pour of gold at the Molejon Gold Mine or December 31, 2008, whichever comes first, and which shares shall be subject to a two business day right of first refusal for Petaquilla to find a buyer or five business days if the sale is private; (ii) the 4,000,000 shares of the restricted common stock previously issued by us to Petaquilla in accordance with the terms and provisions of the First Option shall be returned to us (which as of the date of this Quarterly Report have been returned); and (iii) the $100,000 paid by us on approximately November 17, 2006 in order to exercise the initial portion of the Option was returned to us.

On April 11, 2008, we entered into a mutual release with Petaquilla (the "Release"), pursuant to which the terms of the Settlement were acknowledged. In accordance with the terms and provisions of the Release, the parties agreed to release each other and their respective directors, officers, employees, agents and assigns from any and all causes of action, claims and demands of any nature or kind whatsoever arising up to the present date relating to the Petaquilla Option Agreement and to any of the subject matter of the arbitration proceedings. It is anticipated that the pending arbitration proceedings will be dismissed with the British Columbia International Commercial Arbitration Center.

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

On December 1, 2007, we entered into an extension agreement with St. Elias (the "December Extension Agreement"). The December Extension Agreement acknowledges that in accordance with the terms and provisions of the Vilcoro Option Agreement, we must incur and pay exploration expenditures of not less than $500,000 prior to January 17, 2008 (the "Exploration Expenditures"), and provides us an extension until March 31, 2008 to incur and pay such Exploration Expenditures.

On March 28, 2007, we entered into a second extension agreement with St. Elias (the "March Extension Agreement"). The March Extension Agreement acknowledges that in accordance with the terms and provisions of the December Extension Agreement, we must incur and pay the Exploration Expenditures prior to March 31, 2008, and provides us an extension until June 30, 2008 to incur and pay such Exploration Expenditures.

Under the terms of the Vilcoro Option Agreement and in order to exercise the Vilcoro Option, we are required to make the following non-refundable cash payments to St. Elias aggregating $350,000 as follows: (i) $50,000 within five business days from the execution of the Vilcoro Option Agreement, which as of the date of this Annual Report, has been paid; (ii) $100,000 due on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which has been paid); and (iii) $200,000 due on or before the 24-month anniversary of execution of the Vilcoro Option Agreement. See "Material Commitments."

In accordance with the terms and provisions of the Vilcoro Option Agreement, we are further required to: (i) issue to St. Elias 50,000 shares of our restricted common stock on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which as of the date of this Quarterly Report have been issued); and (ii) incur costs totaling $2,500,000 as follows: (a) first expenditure of $500,000 are to be incurred on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which date has been extended to June 30, 2008 and of which $250,000 has been incurred as of the date of this

Quarterly Report; (b) second expenditure of $750,000 are to be incurred on or before the 24-month anniversary of execution of the Vilcoro Option Agreement; and (iii) third expenditure of $1,250,000 are to be incurred on or before the 36-month anniversary of execution of the Vilcoro Option Agreement. See Part II.
Item II. "Changes in Securities and Use of Proceeds."

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

On approximately April 9, 2008, we received a technical report (the "Technical Report") in accordance with the provisions of National Instrument 43-101 of the Canadian Securities Administrators on the Vilcoro Properties. The Technical Report is authored by John A. Brophy, P.Geo., who has thirty-two years of continuous geological experience on exploring for a variety of commodities including gold, copper, zinc, lead, uranium and silver. Management is pleased with the evidence of disseminated mineralization on the Vilcoro Properties with average ore grades of 0.8 g/t, and is continuing fieldwork at Vilcoro Properties with emphasis on additional trenching between the individual zones on the Main Trend. The Technical Report is available on our website at WWW.GENEVARESOURCESINC.COM.

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

Under the terms of the Operating Agreement, we were granted a forty-five (45) day due diligence period (the "Due Diligence Period") starting on the effective date of the Operating Agreement, which has been subsequently extended on June 12, 2007, August 7, 2007, September 18, 2007 and October 24, 2007, respectively. During the Due Diligence Period, we had access to Allied Mineral's books, records and properties to make such investigation as we considered advisable to enable us to determine whether to proceed with the Option. On or before the last day of the Due Diligence Period (which was January 10, 2008 and which date was extended to January 31, 2008), we could elect in writing to proceed with the Option (the "Notice to Proceed"). If we did not provide Allied Minerals with the Notice to Proceed, the Operating Agreement would be treated as terminated and of no further force and effect.

EXTENSION OF OPTION AND DUE DILIGENCE PERIOD. We extended the Option term in the Operating Agreement and our Due Diligence Period from its original forty-five day to a new term of two hundred and thirty (230) days. Our management requested the extensions in order to complete our sampling and grade testing program on the Allied Mineral Properties located in the Wase area of Plateau State, Nigeria. As of the date of this Quarterly Report, we have completed the sampling and grade testing process of the most easterly side of the Nigeria Property. In the Jawando area on the east side of the Nigeria Property, copper ore was recovered from trenches cut in a wide spread, multi-vein sequence. Assays on samples taken indicated Cu at 31.27% and Pb at 8.97%. To the south of the copper vein sequence in the Gimbi area of the Nigeria Property, zinc ore was recovered from a trench cut in another view sequence. Assays indicated Za at 60.29%. Our geological team attempted to acquire copper ore samples from the western side of the Nigeria Property in the Mavo area. Although a great deal of overburden was pushed aside, the area believed to contain a copper-bearing ore body was not exposed because of the very hard cap rock encountered.

We utilized the extended Option term and Due Diligence Period to attempt a blast and trench sampling program on the west side of the Nigeria Property. During the Due Diligence Period, our geological team also carried out additional trenching delineation work on the major zinc vein encountered in the Gimbi area.

After completion of our due diligence, on January 31, 2008, we elected not to proceed with the Option. Accordingly, the Operating Agreement was effectively terminated on January 31, 2008.

RESULTS OF OPERATION

NINE-MONTH PERIOD ENDED FEBRUARY 29, 2008 COMPARED TO NINE-MONTH PERIOD ENDED FEBRUARY 28, 2007.

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the nine-month period ended February 29, 2008 and February 28, 2007, which financial statements are included elsewhere in this Quarterly Report.

___________________________________________________________________________________________
                                        NINE-MONTH PERIOD ENDED     NINE-MONTH PERIOD ENDED
                                           FEBRUARY 29, 2008           FEBRUARY 28, 2007
                                              (UNAUDITED)                 (UNAUDITED)
___________________________________________________________________________________________

REVENUE                                              -0-                         -0-
DIRECT COSTS                                         -0-                         -0-
GROSS MARGIN                                         -0-                         -0-
GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                             87,640                      45,579
   Consulting fees                                55,000                      52,263
   Marketing expenses                             16,840                         -0-
   Management fees                                87,000                         -0-
   Mineral property expenditures                 565,462                   7,550,000
   Professional fees                             255,005                     125,161
NET LOSS                                     ($1,066,947)                ($7,773,003)
___________________________________________________________________________________________



Our net loss during the nine-month period ended February 29, 2008 was approximately ($1,066,947) compared to a net loss of ($7,773,003) for the nine-month period ended February 28, 2007 (a decrease of $6,706,056).

During the nine-month periods ended February 29, 2008 and February 28, 2007, we did not generate any revenue. During the nine-month period ended February 29, 2008, we incurred general and administrative expenses in the aggregate amount of $1,066,947 compared to $7,773,003 incurred during the nine-month period ended February 28, 2007 (a decrease of $6,706,056). The operating expenses incurred during the nine-month period ended February 29, 2008 consisted of: (i) mineral property expenditures of $565,462 (2007: $7,550,000); (ii) office and general of $87,640 (2007: $45,579); (iii) consulting fees of $55,000 (2007: $52,263); (iv)
management fees of $87,000 (2007: $-0-); (v) professional fees of $255,005 (2007: $125,161); and (vi) marketing expenses of $16,840 (2007: $-0-). The decrease in expenses incurred during the nine-month period ended February 29, 2008 compared to the nine-month period ended February 28, 2007, resulted primarily from the substantial decrease in mineral property expenditures based upon the current status of the scale and scope of exploratory and acquisition programs.

The decrease in net loss during the nine-month period ended February 29, 2008 compared to the nine-month period ended February 28, 2007, is attributable primarily to the substantial decrease in mineral property expenditures relating to the current status of the scale and scope of acquisition and exploratory programs. Consulting, management and professional fees incurred during the nine-month period ended February 29, 2008 increased pertaining to the increase in acquisition and development of our mineral properties and related contracted services. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the nine-month period ended February 29, 2008 was ($1,066,947) or ($0.03) per share compared to a net loss of ($7,773,003) or ($0.20) per share for the nine-month period ended February 28, 2007. The weighted average number of shares outstanding was 41,210,474 at February 29, 2008 compared to 38,504,029 for the nine-month period ended February 28, 2007.

THREE-MONTH PERIOD ENDED FEBRUARY 29, 2008 COMPARED TO THREE-MONTH PERIOD ENDED FEBRUARY 28, 2007.

Our net  loss  during  the  three-month  period  ended  February  29,  2008  was
approximately   ($386,632)  compared  to  a  net  loss  of  ($161,186)  for  the three-month period ended February28, 2007 (an increase of $225,446).

During the three-month periods ended February 29, 2008 and February 28, 2007, we did not generate any revenue. During the three-month period ended February 29, 2008, we incurred general and administrative expenses in the aggregate amount of $386,632 compared to $161,186 incurred during the three-month period ended February 28, 2007 (an increase of $225,446). The operating expenses incurred during the three-month period ended February 29, 2008 consisted of: (i) mineral property expenditures of $230,539 (2007: $50,000); (ii) office and general of $26,862 (2007: $29,697); (iii) consulting fees of $25,000 (2007: $26,562); (iv)
management fees of $25,000 (2007: $-0-); (vi) professional fees of $69,411 (2007: $54,927); and (v) marketing expenses of $9,820 (2007: $-0-). The increase in expenses incurred during the three-month period ended February 29, 2008 compared to the three-month period ended February 28, 2007 resulted primarily from the substantial increase in mineral property expenditures based upon the increase in scale and scope of exploratory and acquisition programs and an increase in professional fees and management fees.

The increase in net loss during the three-month period ended February 29, 2008 compared to the three-month period ended February 28, 2007 is attributable primarily to the substantial increase in mineral property expenditures relating to the increase in the scale and scope of acquisition and exploratory programs and to the increase in professional fees and management fees. Consulting, management and professional fees incurred during the three-month period ended February 29, 2008 increased pertaining to the increase in acquisition and development of our mineral properties and related contracted services. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the three-month period ended February 29, 2008 was ($386,632) or ($0.01) per share compared to a net loss of ($161,186) or ($0.00)
per share for the three-month period ended February 28, 2007. The weighted average number of shares outstanding was 41,226,484 for the three months ended February 29, 2008 compared to 41,155,556 during the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED FEBRUARY 29, 2008

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at February 29, 2008, our current assets were $43,452 and our current liabilities were $2,115,051, resulting in a working capital deficit of $2,071,599. As at February 29, 2008, our total assets were $43,452 consisting of current assets only compared to total assets of $5,749 as at May 31, 2007. As at

February 29, 2008, our current liabilities were $2,115,051 compared to current liabilities of $1,490,401 as at May 31, 2007. Our current liabilities consisted of: (i) $914,986 in accounts payable and accrued liabilities; (ii) $1,083,565 in shareholder's loan and accrued interest; and (iii) $116,500 due to related parties. The increase in current liabilities was primarily due to the increase in shareholder's loan and amounts due to related parties relating to the increased scale and scope of business activity.

Stockholders' deficit increased from ($1,484,652) as at May 31, 2007 to ($2,071,599) as at February 29, 2008.

We have not generated positive cash flows from operating activities. For the nine-month period ended February 29, 2008, net cash flow used in operating activities was ($982,297) compared to net cash flow used in operating activities of ($243,153) for the nine-month period ended February 28, 2007. Net cash flow used in operating activities during the nine-month period ended February 29, 2008 consisted primarily of a net loss of ($1,066,947) adjusted by $69,000 due to related party, ($113,025) in accounts payable and accrued liabilities and $80,000 in non-cash mineral property expenditures, and by an increase of $48,675 in accrued interest on shareholder's loan.

During the nine-month period ended February 29, 2008, net cash flow provided by financing activities was $1,020,000 compared to net cash flow from financing activities of $185,000 for the nine-month period ended February 28, 2007. Net cash flow provided from financing activities during the nine-month period ended February 29, 2008 pertained primarily to $400,000 received as proceeds for common stock subscriptions and $620,000 as proceeds from shareholder advances.

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

During August 2007, we received $400,000 towards planned placement of units to be offered at $1.00 per unit. Each unit was to consist of one share of our restricted common stock and one warrant to acquire an additional share of common stock at an exercise price of $1.50 for twelve months (the "Units(s)"). During February 2008, we revised the terms of the private placement of Units, which are now to be offered at $1.00 consisting of one share of restricted common stock. The private placement offering is under Regulation S of the Securities Act.

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

VILCORO OPTION AGREEMENT

Under the terms of the Vilcoro Option Agreement and in order to exercise the Vilcoro Option, we are required to make the following non-refundable cash payments to St. Elias aggregating $350,000 as follows: (i) $50,000 within five business days from the execution of the Vilcoro Option Agreement which, as of the date of this Annual Report, has been paid; (ii) $100,000 cash and 50,000 shares of the Company's common stock are due on or before the 12-month anniversary of execution of the Vilcoro Option Agreement; and (iii) $200,000 due on or before the 24-month anniversary of execution of the Vilcoro Option Agreement. In accordance with further terms and provisions of the Vilcoro Option Agreement, we are further required to incur costs totaling $2,500,000 as follows: (a) first expenditure of $500,000 to be incurred on or before the 12-month anniversary of execution of the Vilcoro Option Agreement, (b) second expenditure of $750,000 to be incurred on or before the 24-month anniversary of execution of the Vilcoro Option Agreement; and (iii) third expenditure of $1,250,000 to be incurred on or before the 36-month anniversary of execution of the Vilcoro Option Agreement.

On December 1, 2007, we entered into the December Extension Agreement. The December Extension Agreement acknowledges that in accordance with the terms and provisions of the Vilcoro Option Agreement, we must incur and pay exploration expenditures of not less than $500,000 prior to January 17, 2008 (the "Exploration Expenditures"), and provides us an extension until March 31, 2008 to incur and pay such Exploration Expenditures.

On March 28, 2007, we entered into the March Extension Agreement. The March Extension Agreement acknowledges that in accordance with the terms and provisions of the December Extension Agreement, we must incur and pay the Exploration Expenditures prior to March 31, 2008, and provides us an extension until June 30, 2008 to incur and pay such Exploration Expenditures.

SHAREHOLDER LOAN

On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. Additional advances of $303,500 were received during fiscal year ended May 31, 2007. During the nine-month period ended February 29, 2008, an additional $620,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured and accrue interest at 10% per annum and have no established terms of repayment. As at February 29, 2008, we owe an aggregate of $1,083,565 in principal and accrued interest.

BADNER GROUP LLC

Effective April 4, 2008, we entered into a twelve-month engagement letter of agreement (the "Agreement") with Badner Group LLC ("Badner"). In accordance with the terms and provisions of the Agreement: (i) Badner shall provide to us general consulting and public relations services and, more specifically, relating to business development and affairs in Peru relative to our interest in developing and expanding our business in Peru and acquiring mining properties; and (ii) we pay to Badner a monthly fee of $15,000.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our President/Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive

Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

AUDIT COMMITTEE

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson and Mr. Steven Jewett. One of the two members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on April 25, 2006 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the nine-month period ended February 29, 2008. The audit committee has also discussed with De Joya Griffith & Company LLC the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company LLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with De Joya Griffith & Company LLC their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the nine-month period ended February 29, 2008, filed with the Securities and Exchange Commission.

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

On March 14, 2008, we entered into the Settlement. Pursuant to the terms and provisions of the Settlement: (i) Petaquilla shall issue 100,000 shares of its common stock to us, which shares shall be released from pool in four equal monthly tranches beginning on the first commercial pour of gold at the Molejon

Gold Mine or December 31, 2008, whichever comes first, and which shares shall be subject to a two business day right of first refusal for Petaquilla to find a buyer or five business days if the sale is private; (ii) the 4,000,000 shares of the restricted common stock previously issued by us to Petaquilla in accordance with the terms and provisions of the First Option shall be returned to us (which as of the date of this Quarterly Report has been returned); and (iii) the $100,000 paid by us on approximately November 17, 2006 in order to exercise the initial portion of the Option was returned to us.

On April 11, 2008, we entered into the Release pursuant to which the terms of the Settlement were acknowledged. In accordance with the terms and provisions of the Release, the parties agreed to release each other and their respective directors, officers, employees, agents and assigns from any and all causes of action, claims and demands of any nature or kind whatsoever arising up to the present date relating to the Petaquilla Option Agreement and to any of the subject matter of the arbitration proceedings. It is anticipated that the pending arbitration proceedings will be dismissed with the British Columbia International Commercial Arbitration Center.

CEASE TRADE ORDER OF THE BRITISH COLUMBIA SECURITIES COMMISSION

Our shares of common stock are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. We, therefore, file annual and other reports with the Securities and Exchange Commission. On November 29, 2007, we received a cease trade order (the "CTO") from the British Columbia Securities Commission (the "BCSC"), which is limited to the Province of British Columbia, for not filing a technical report under Canadian National Instrument 43-101 STANDARDS OF DISCLOSURE FOR MINERAL PROJECTS ("NI 43-101") regarding certain previous disclosure related to certain of our material property interests. As a consequence of the CTO, we are now seeking legal advice in connection with this matter and expect to be in communication with the BCSC promptly in order to determine the exact manner in which we will be able to satisfy the requirements of NI 43-101, as required by the parameters as set forth for foreign issuers under Canadian National Instrument 71-102 CONTINUOUS DISCLOSURE AND OTHER EXEMPTIONS RELATING TO FOREIGN ISSUERS.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERING

During the nine-month period ended February 29, 2008, we received subscription agreements for an aggregate of 400,000 shares of our restricted common stock through a private placement of Units, at $1.00 per Unit for total proceeds of $400,000. Each Unit consists of one common share in our capital stock. The investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

FINDERS' FEE

On October 15, 2007, we issued 10,000 shares of our restricted common stock at an aggregate value of $15,000 as consideration for payment of a finders' fee in connection with the Vilcoro Option Agreement.

ST. ELIAS MINES LTD.

In accordance with the terms and provisions of the Vilcoro Option Agreement, we are required to issue to St. Elias 50,000 shares of our restricted common stock on or before the 12-month anniversary of execution of the Vilcoro Option Agreement. On approximately January 31, 2008, we issued 50,000 shares of our restricted common stock at St. Elias.

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

Our Board of Directors had resolved to terminate Ms. Kivel's employment as our officer at the Board of Director meeting held on July 12, 2007. Ms. Kivel received notice of and participated in that meeting by way of telephone conferencing. Our Board of Directors believes that the allegations of wrongdoing contained in the Resignation Letter are unsupported and self-serving, and are essentially a reiteration of certain allegations of misconduct that Ms. Kivel did not raise until after her termination as our President and Chief Executive Officer. Given the seriousness of the earlier allegations, our Board of Directors formed a Special Committee in July 2007 to investigate Ms. Kivel's complaints and to report back to the Board of Directors.

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

(5) Ms. Kivel has alleged that the Board meeting of July 12, 2007 was conducted illegally. That meeting was an extension of an earlier meeting held on July 9, 2007. The Special Committee found that the Board meetings of July 9, 2007 and July12, 2007 were each validly constituted and properly conducted in accordance with Nevada law and our Articles of Incorporation and Bylaws.

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

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-QSB:

EXHIBIT NUMBER       DESCRIPTION OF EXHIBIT

     10.1 Engagement Letter of Agreement dated April 14, 2008 between Geneva Resources Inc. and Badner Group LLC. (1)

     10.2 Settlement Agreement between Geneva Resources Inc. and Petaquilla Minerals Ltd. Dated March 14, 2008. (2)

     99.1            Resignation letter from Stacey Kivel dated October 1, 2007
                     (3)

     99.2 Report of the Special Committee of Directors dated September 29, 2007. (3)

     99.3            Response letter from Stacey Kivel dated October 5, 2007.(3)

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


(1) Filed as an Exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2008 and incorporated herein by this reference.

(2) Filed as an Exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2008 and incorporated herein by this reference.

(3) Filed as an Exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2007 and incorporated herein by this reference.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GENEVA RESOURCES, INC.


Dated: April 21, 2008                        By: /s/ MARCUS JOHNSON
                                                 _______________________________
                                                     Marcus Johnson, President/
                                                     Chief Executive Officer



Dated: April 21, 2008                        By: /s/ D. BRUCE HORTON

                                                 _______________________________
                                                     D. Bruce Horton,
                                                     Chief Financial Officer