Form 10KSB
period 2008-05-31
Geneva Resources, Inc.
filed 2008-09-15
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the fiscal year ended May 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from ______ to _______


                           COMMISSION FILE NO. 0-32593


                             GENEVA RESOURCES, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)


            NEVADA                                               98-0441019
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


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

                              COMMON STOCK, $0.001
                              ____________________
                                (Title of Class)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State  issuers  revenues  for its most recent  fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. September 11, 2008: $6,617,000.00

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                       Outstanding as of  September 7, 2008
Common Stock, $0.001                        38,536,862

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders;
(ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              GENEVA RESOURCES INC.

                                   FORM 10-KSB


PART I.

Item 1.       Description of Business                                          4

Item 2.       Description of Property                                         22

Item 3.       Legal Proceedings                                               22

Item 4.       Submission of Matters to a Vote of Security Holders             24

PART II.

Item 5.       Market for Common Equity and Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities            24

Item 6.       Management's Discussion and Analysis and Plan of Operation      27

Item 7.       Financial Statements                                            35

Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        52

Item 8A.      Controls and Procedures                                         53

Item 8A(T).   Controls and Procedures                                         54

Item 8B.      Other Information                                               54

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the
              Exchange Act                                                    54

Item 10.      Executive Compensation                                          59

Item 11.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 62

Item 12.      Certain Relationships and Related Transactions and Director
              Independence                                                    63

Item 13.      Exhibits                                                        64

Item 14.      Principal Accountant Fees and Services                          65

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

AVAILABLE INFORMATION

Geneva Resources Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Geneva Resources, Inc. was incorporated under the laws of the State of Nevada on April 5, 2004 under the name "Revelstoke Industries, Inc." for the purpose of reclaiming and stabilizing land in preparation for construction in Canada. Effective November 27, 2006, we changed our name to "Geneva Gold Corp.". Subsequently, effective February 28, 2007, we changed our name to "Geneva Resources, Inc.". We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North American and internationally. The shares of common stock of Geneva Resources Inc. trade on the Over-the-Counter Bulletin Board under the symbol "GVRS:OB".

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Geneva Resources," refers to Geneva Resources Inc.

TRANSFER AGENT

Our transfer agent is Transfer Online Co., Inc. 317, SW Alder Street, 2nd Floor, Portland, Oregon 97204.

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

On December 1, 2007, we entered into an extension agreement with St. Elias (the "December 2007 Extension Agreement"). The December 2007 Extension Agreement acknowledged that in accordance with the terms and provisions of the Vilcoro Option Agreement, we must incur and pay exploration expenditures of not less than $500,000 prior to January 17, 2008 (the "Exploration Expenditures"), and provided us an extension until March 31, 2008 to incur and pay such Exploration Expenditures.

On March 28, 2008, we entered into a second extension agreement with St. Elias (the "March 2008 Extension Agreement"), which provided us with an extension until June 30, 2008 to incur and pay such Exploration Expenditures.

On June 4, 2008, we entered into a third extension with St. Elias (the "June 2008 Extension Agreement"), which provides us with an indefinite extension to pay such Exploration Expenditures based on the Operator's work schedule.

Under the terms of the Vilcoro Option Agreement and in order to exercise the Vilcoro Option, we are required to make the following non-refundable cash payments to St. Elias aggregating $350,000 as follows: (i) $50,000 within five business days from the execution of the Vilcoro Option Agreement, which as of the date of this Annual Report, has been paid; (ii) $100,000 due on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which has been paid); and (iii) $200,000 due on or before the 24-month anniversary of execution of the Vilcoro Option Agreement. See "Item Material Commitments."

In accordance with the terms and provisions of the Vilcoro Option Agreement, we are further required to: (i) issue to St. Elias 50,000 shares of our restricted common stock on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which as of the date of this Annual Report have been issued); and (ii) incur costs totaling $2,5000,000 as follows: (a) first expenditure of $500,000 is to be incurred on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which date has been subsequently extended indefinitely based on the June 2008 Extension Agreement); (b) second expenditure of $750,000 is to be incurred on or before the 24-month anniversary of execution of the Vilcoro Option Agreement; and (iii) third expenditure of $1,250,000 is to be incurred on or before the 36-month anniversary of execution of the Vilcoro Option Agreement.

Under further terms of the Vilcoro Option Agreement: (i) St. Elias will be the operator (the "Operator") of the Vilcoro Properties and will receive an 8% operator fee on all exploration expenditures; (ii) once we exercise the Vilcoro Option, we agree to pay 100% of all on-going exploration, development and production costs until commercial production (the "Production Costs"); and (iii) we have the right to receive 100% of any cash flow from commercial production of the Vilcoro Properties until we have recouped the Production Costs after which the cash flow will be allocated 66% to us and 34% to St. Elias.

PHASE I EXPLORATION PROGRAM. As of the date of this Annual Report, we are engaged in our Phase I exploration program. The Vicloro Property comprises approximately 1,600 hectares and lies along the game geological belt of Tertiary rocks that host deposits in northern Peru, such as Newmont's Yanacocha Mine and Barrick's Pierina deposit. Management believes that the Vilcoro Property is favorably located adjacent to the claim block that covers the Lagunas Norte mine recently put into production by Barrick Gold in the Alto Chicama mining district of central Peru.

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

Under the terms of the Operating Agreement, we were granted a forty-five (45) day due diligence period (the "Due Diligence Period") starting on the effective date of the Operating Agreement, which was subsequently extended to January 10, 2008. During the Due Diligence Period, we had access to Allied Mineral's books, records and properties to make such investigation as we considered advisable to enable us to determine whether to proceed with the Option. On or before the last day of the Due Diligence Period (which date was extended to January 31, 2008), we could elect in writing to proceed with the Option (the "Notice to Proceed"). If we did not provide Allied Minerals with the Notice to Proceed, the Operating Agreement would be treated as terminated and of no further force and effect.

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

After completion of our due diligence and review of the Nigeria Property, we decided not to further extend our Due Diligence Period and not to proceed with the Operating Agreement. Therefore, as of the date of this Annual Report, we have no further ongoing obligations in connection with the Operating Agreement.

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

On March 14, 2008, we entered into a settlement letter agreement with Petaquilla (the "Settlement"). Pursuant to the terms and provisions of the Settlement: (i) Petaquilla shall issue 100,000 shares of its common stock to us, which shares shall be released from pool in four equal monthly tranches beginning on the first commercial pour of gold at the Molejon Gold Mine or December 31, 2008, whichever comes first, and which shares shall be subject to a two business day right of first refusal for Petaquilla to find a buyer or five business days if the sale is private; (ii) the 4,000,000 shares of the restricted common stock previously issued by us to Petaquilla in accordance with the terms and provisions of the First Option shall be returned to us (which as of the date of this Annual Report have been returned); and (iii) the $100,000 paid by us on approximately November 17, 2006 in order to exercise the initial portion of the Option was returned to us. See "Item 6. Management's Discussion and Analysis and Plan of Operation."

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

FIRST OPTION. In order to exercise the initial portion of the Option to acquire an initial 60% undivided interest in and to the San Juan Property (the "First Option"), we were required to: (i) pay to Petaquilla the aggregate sum of $600,000 (of which $100,000 was paid on approximately November 17, 2006); (ii) issue to Petaquilla 4,000,000 shares of our restricted common stock (which 4,000,000 shares were issued as of December 1, 2006 and subsequently returned to
us); and (iii) incur or cause to be incurred directly or indirectly and pay for an aggregate of $6,000,000 in cumulative exploration expenditures as follows:
(a) the sum of $100,000, which had been paid to Petaquilla; (b) issue 4,000,000 shares of restricted common stock, which had been issued to Petaquilla; (c) payment of an additional $200,000 and incurrence and payment of exploration expenditures of not less than $1,000,000 on or before May 31, 2007; (d) payment of an additional $300,000 and incurrence and payment of exploration expenditures of not less than $3,000,000 on or before May 31, 2008; and (e) incurrence and payment of cumulative exploration expenditures of not less than $6,000,000 on or before May 31, 2009.

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

As of the date of this Annual Report, we have agreed that the First Option and the Second Option are deemed null and void and no longer of any force or effect.

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisition of additional mineral property opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide near term revenue potential and production cash flows to create expanding reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional interests in mineral properties. We plan to build a strategic base of producing mineral properties.

Our ability to continue to complete planned exploration activities and expand acquisitions and explore mining opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained.

DEVELOPMENT OF MINERAL PROPERTIES

The requirement to raise further funding for mineral exploration and development beyond that obtained for the next six month period may be dependent on the outcome of geological and engineering testing occurring over this interval. Based upon the completion of current property evaluations on the Vilcoro Property, and if results provide the basis to continue development and geological studies indicate high probabilities of sufficient mineral production quantities, we will attempt to raise capital to further our programs, build production infrastructure, and raise additional capital for further acquisitions. This includes the following activity:

     o    Review all available information and studies.

     o    Digitize all available factual information.

     o Completion of a NI 43-101 Compliant Report with a qualified geologist familiar with mineralization in the Santiago de Chuco Area, Northwest Peru. As of the date of this Annual Report, we are in receipt of an Initial Exploration Report on the Vicoro Gold Property for St. Elias Mines Ltd. Prepared by John A. Brophy, P. Geol. Dated March 15, 2008 and revised May 8, 2008.

     o    Determine feasibility and amenability of extracting the minerals.

     o    Create investor communications materials, corporate identity.

     o    Raise funding for mineral development.

     o Target further leases for exploration potential and obtain further funding to acquire new development targets.

MATERIAL AGREEMENTS

PMB+HELIN DONOVAN

Effective on May 16, 2008, our Board of Directors authorized the engagement of PMB+Helin Donovan (""PMBHD") in accordance with the terms and provisions set forth in that certain letter agreement dated May 16, 2008 (the "Agreement"). We engaged PMBHD to render services and related reports to us in order to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In accordance with the terms and provisions of the Agreement, PMBHD shall perform certain services including, but not limited to, the following:: (i) conduct a full review of our management governance process; (ii) assemble a project team to conduct an evaluation of the project; (iii) document and evaluate internal control; (iv) assist management in the development of policies and procedures;
(v) document and evaluate  procedures and processes at the transactional  level;
(vi) development independent testing procedures; and (vii) establish a remediation plan and coordinate implementation. We shall pay for such services on an hourly basis.

BADNER GROUP LLC

Effective April 4, 2008, our Board of Directors authorized the execution of a twelve-month engagement letter of agreement (the "Agreement") with Badner Group LLC ("Badner"). In accordance with the terms and provisions of the Agreement:
(i) Badner shall provide to us general consulting and public relations services and, more specifically, relating to business development and affairs in Peru relative to our interests in developing and expanding our business in Peru and acquiring mining properties; and (ii) we shall pay to Badner a monthly fee of $15,000.

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

RISKS RELATED TO OUR BUSINESS

     WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our precious metal and mineral properties in Peru. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our precious metal and mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in any of our mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our precious metal and mineral properties. Further, if we are able to establish that development of our precious metal and mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment. We may not discover commercially exploitable quantities of precious metals or minerals on our properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

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

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract minerals, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate09-8 widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of precious metals or minerals on our properties.

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

     WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $6,137,956 from April 5, 2004 (inception) to May 31, 2008. As of May 31, 2008, we had an accumulated deficit of $6,137,956 and incurred profit of approximately $3,886,534 during fiscal year ended May 31, 2008. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

The financial statements for the fiscal year ended May 31, 2008 and May 31, 2007 have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Going Concern."

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

As of the date of this Annual Report, we have 38,536,862 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell certain shares of our common stock pursuant to a SB-2 registration statement declared effective on November 18, 2005. As a result of this registration statement, an aggregate of 262,500 pre-forward share split shares (increased in accordance with a forward stock split of forty-two (42) shares for one effective May 1, 2006 and the Forward Stock Split of four (4) shares of one effective October 13, 2006) of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock. See "Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

As of the date of this Annual Report, there are 13,086,862 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

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

ITEM 2. DESCRIPTION OF PROPERTIES

We lease our principal office space located at 2533 N. Carson Street, Suite 125, Carson City, Nevada 89706. The office space is for corporate identification, mailing, and courier purposes only and costs us approximately $185 monthly. The office and services related thereto may be cancelled at any time with a thirty day notice.

ITEM 3. LEGAL PROCEEDINGS

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

On March 14, 2008, we entered into the Settlement. Pursuant to the terms and provisions of the Settlement: (i) Petaquilla shall issue 100,000 shares of its common stock to us, which shares shall be released from pool in four equal monthly tranches beginning on the first commercial pour of gold at the Molejon Gold Mine or December 31, 2008, whichever comes first, and which shares shall be subject to a two business day right of first refusal for Petaquilla to find a buyer or five business days if the sale is private; (ii) the 4,000,000 shares of the restricted common stock previously issued by us to Petaquilla in accordance with the terms and provisions of the First Option shall be returned to us (which as of the date of this Annual Report has been returned); and (iii) the $100,000 paid by us on approximately November 17, 2006 in order to exercise the initial portion of the Option was returned to us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended May 31, 2008, no matters were submitted to our stockholders for approval.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "GVRS:OB" on approximately December 1, 2006. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

       QUARTER ENDED                     HIGH BID                   LOW BID

     February 28, 2007                     $3.45                     $0.90
     May 31, 2007                          $2.22                     $0.51
     August 31, 2007                       $2.00                     $1.21
     November 30, 2007                     $1.80                     $1.25
     February 29, 2008                     $1.55                     $0.71
     May 31, 2008                          $1.42                     $0.80
     August 31, 2008                       $1.30                     $0.47

As of September 11, 2008, we had 22 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 250 beneficial owners of our common stock.

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

EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS

Not applicable

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS


Stock Options                            1,850,000                  $1.04                  3,150,000

Total Options                            1,850,000                                         3,150,000



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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended May 31, 2008, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

PRIVATE PLACEMENT OFFERING

During fiscal year ended May 31, 2008, we received an aggregate of $400,000 towards a private placement offering of 400,000 Units at $1.00 per Unit. Each Unit consists of one common share in our capital stock. Subsequent to the period on September 9, 2008 the 400,000 shares of our restricted common stock were issued in reliance upon the transactional exemption provided by Section 4(2) or

Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

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

DEBT SETTLEMENT

During fiscal year ended May 31, 2008, we issued an aggregate of 876,862 shares of our restricted common stock at $1.25 per share to certain creditors for settlement of debt totaling $1,096,078 resulting in a $219,216 loss on the debt settlement. Of the 876,862 shares issued, an aggregate of 86,500 shares were issued to our President, Marcus Johnson, for settlement of amount due and owing to Mr. Johnson relating to services rendered.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (April 5, 2004) to year ended May 31, 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated.


RESULTS OF OPERATION

                                                                 FOR THE PERIOD
                           FISCAL YEAR        FISCAL YEAR        FROM INCEPTION
                              ENDED              ENDED           (APRIL 5, 2004)
                           MAY 31, 2008      MAY 31, 2007        TO MAY 31, 2008
                           _____________________________________________________

Revenue                             -0-               -0-         $      46,974

Direct Costs                        -0-               -0-                56,481

Gross Margin (Loss)                 -0-               -0-                (9,507)

General and
Administrative
Expenses
    Office and             $    136,218      $     46,905         $     216,027
    General

    Consulting fees             140,000           348,934               518,027

    Marketing expenses           18,495           876,243               894,738

    Management fees             475,500           765,906             1,241,406
                           _____________________________________________________

    Mineral Property            550,452         7,617,860             8,168,312
    Expenditure            _____________________________________________________

    Professional fees           383,585           231,888               680,723
                           _____________________________________________________

Net Operating (Loss)       $ (1,704,250)     $ (9,887,736)        $ (11,728,740)
                           _____________________________________________________
Other Net Income
Gain on settlements           5,590,784                 -             5,590,784
                           _____________________________________________________

Net Income (Loss)          $   3,886,534     $ (9,887,736)        $  (6,137,956)
                           =====================================================


We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MAY 31, 2008 COMPARED TO FISCAL YEAR ENDED MAY 31, 2007.

Our net income during fiscal year ended May 31, 2008 was approximately $3,886,534 compared to a net loss of ($9,887,736) for fiscal year ended May 31, 2007.

During fiscal years ended May 31, 2008 and May 31, 2007, respectively, we did not generate any revenue. During fiscal year ended May 31, 2008, we incurred general and administrative expenses in the aggregate amount of $1,704,250 compared to $9,887,736 incurred during fiscal year ended May 31, 2007 (a decrease of $8,183,486). The operating expenses incurred during fiscal year ended May 31, 2008 consisted of: (i) office and general of $136,218 (2007:
$46,905);  (ii) consulting fees of $140,000  (2007:  $348,934);  (iii) marketing expenses of $18,495 (2007:  $876,243);  (iv)  management fees of $475,500 (2007:
$765,906);  (v) professional fees of $383,585 (2007: $231,888); and (vi) mineral property expenditures of $550,452 (2007: $7,617,860). The decrease in expenses incurred during fiscal year ended May 31, 2008 compared to fiscal year ended May 31, 2007 resulted primarily from an overall decrease in mineral property expenditures and the recording of a mineral property recovery of $5,590,784 based upon the return to us of the 4,000,000 shares of common stock previously issued to Petaquilla.

The decrease in net loss during fiscal year ended May 31, 2008 compared to fiscal year ended May 31, 2007 is attributable primarily to the recording of the mineral property recovery of $5,590,784 and the overall decrease in mineral property expenditures relating to the current status of the scale and scope of acquisition and exploratory programs. Consulting and management fees incurred during fiscal year ended May 31, 2008 decreased pertaining to the decrease in acquisition and development of our mineral properties and related contracted services. Marketing expenses also decreased during fiscal year ended May 31, 2008 based upon a decrease in corporate marketing and business operations pertaining to investor awareness. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net income during fiscal year ended May 31, 2008 was $3,886,534 or $0.10 per share compared to a net loss of ($9,887,736) or ($0.20) per share for fiscal year ended May 31, 2007. The weighted average number of shares outstanding was 40,377,652 at May 31, 2008 compared to 48,964,384 at May 31, 2007. Weighted average number of shares outstanding -diluted- was 40,798,515 at May 31, 2008 compared to 48,964,384 at May 31, 2007

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2008

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at fiscal year ended May 31, 2008, our current assets were $279,356 and our current liabilities were $1,517,906, resulting in a working capital deficit of $1,238,550. As at fiscal year ended May 31, 2008, our total assets were $9,356 consisting of cash, $270,000 in other receivables and $165,010 deposit on property compared to total assets of $5,749 at fiscal year ended May 31, 2007. As at fiscal year ended May 31, 2008, our current liabilities were $1,517,906 compared to current liabilities of $1,490,401 at fiscal year ended May 31, 2007. Our current liabilities consisted of: (i) $200,304 in accounts payable and accrued liabilities; (ii) $1,287,602 in shareholder's loan and accrued interest; and (iii) $30,000 due to related parties. The slight increase in current liabilities was primarily due to the increase in shareholder's loan and amounts due to related parties relating to the increased scale and scope of business activity.

Stockholders' deficit decreased from ($1,484,652) as at May 31, 2007 to ($1,073,540) as at May 31, 2008.

We have not generated positive cash flows from operating activities. For fiscal year ended May 31, 2008, net cash flow used in operating activities was ($1,191,393) compared to net cash flow used in operating activities of ($471,134) for fiscal year ended May 31, 2007. Net cash flow used in operating activities during fiscal year ended May 31, 2008 consisted primarily of net income of $3,886,534 adjusted by recovery of mineral property expenditures of $15,000), net gain on settlement of mineral property rights ($5,490,784) and stock based compensation of $388,500. Net cash flow used in operating activities was further changed by ($100,010) increase in deposits, $77,712 in accrued interest on shareholder's loan, $69,000 due to related parties, and a decrease of ($37,345) in accounts payable and accrued liabilities.

During fiscal year ended May 31, 2008, net cash flow provided by financing activities was $1,195,000 compared to net cash flow from financing activities of $403,500 for fiscal year ended May 31, 2007. Net cash flow provided from financing activities during fiscal year ended May 31, 2008 pertained primarily to $400,000 received as proceeds for shares of common stock issued and $795,000 as proceeds from shareholder advances.

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

During August 2007, we received $400,000 towards to planned placement of units to be offered at $1.00 per unit. Each unit was to consist of one share of our restricted common stock and one warrant to acquire an additional share of common stock at an exercise price of $1.50 for twelve months (the "Units(s)"). During February 2008, we revised the terms of the private placement of Units, which are now to be offered at $1.00 consisting of one share of restricted common stock. The private placement offering is under Regulation S of the Securities Act.

The report of the independent registered public accounting firm that accompanies our fiscal year end May 31, 2008 and May 31, 2007 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

On December 1, 2007, we entered into the December 2007 Extension Agreement. The December 2007 Extension Agreement acknowledges that in accordance with the terms and provisions of the Vilcoro Option Agreement, we must incur and pay exploration expenditures of not less than $500,000 prior to January 17, 2008 (the "Exploration Expenditures"), and provides us an extension until March 31, 2008 to incur and pay such Exploration Expenditures.

On March 28, 2007, we entered into the March 2008 Extension Agreement. The March 2008 Extension Agreement acknowledges that in accordance with the terms and provisions of the December 2007 Extension Agreement, we must incur and pay the Exploration Expenditures prior to March 31, 2008, and provides us an extension until June 30, 2008 to incur and pay such Exploration Expenditures.

On June 4, 2008, we entered into the June 2008 Extension Agreement, which provides us with an indefinite extension to pay such Exploration Expenditures based on the Operator's work schedule.

SHAREHOLDER LOAN

On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. Additional advances of $303,500 were received during fiscal year ended May 31, 2007. During fiscal year ended May 31, 2008, an additional $795,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured and accrue interest at 10% per annum and have no established terms of repayment. As at May 31, 2008, we owe an aggregate of $1,287,602 in principal and accrued interest.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our May 31, 2008 and May 31, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS ("SFAS 163"). SFAS 163 clarifies how SFAS 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for the Company's interim period commencing June 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which are effective for the Company's interim period commencing June 1, 2008. Management does not expect the adoption of SFAS 163 to have a material impact on the Company's financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of our first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of February 29, 2008, we have not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASURE ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us is the fiscal year beginning March 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 but do not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have determined that the adoption of FIN 48 did not have any material impact on our results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS



                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  MAY 31, 2008


















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




                                         DALE MATHESON CARR-HILTON LABONTE LLP
                                                         CHARTERED ACCOUNTANTS
Vancouver, B.C.
September 7, 2007

                         DEJOYA GRIFFITH & COMPANY, LLC
                   __________________________________________

                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders of
Geneva Resources, Inc.
Carson City, Nevada

We have audited the accompanying balance sheet of Geneva Resources, Inc. (An Exploration Stage Company) as of May 31, 2008 and the related statements of operations, stockholders' deficit, and cash flows for the year ended May 31, 2008 and from inception (April 5, 2004) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. We did not audit the financial statements of Geneva Resources, Inc. for the year ended May 31, 2007. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended May 31, 2007, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the predecessor auditor the financial statements referred to above present fairly, in all material respects, the financial position of Geneva Resources, Inc. as of May 31, 2008, and the results of their operations and cash flows for the year ended May 31, 2008 and from inception (April 5, 2004) to May 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ DE JOYA GRIFFITH & COMPANY, LLC
Henderson, NV
September 11, 2008

________________________________________________________________________________

                 2580 Anthem Village Drive, Henderson, NV 89052
               Telephone (702) 588-5960 * Facsimile (702) 588-5979


                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS

                                                                          May 31, 2008       May 31, 2007
_________________________________________________________________________________________________________

                                     ASSETS
CURRENT ASSETS
   Cash                                                                   $     9,356        $      5,749
   Other receivable                                                           270,000                   -
_________________________________________________________________________________________________________

   TOTAL CURRENT ASSETS                                                       279,356        $      5,749

   Deposit on property                                                        165,010                   -
_________________________________________________________________________________________________________

TOTAL ASSETS                                                              $   444,366        $      5,749
=========================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               $   200,304        $  1,017,764
   Due to related parties (Note 6)                                             30,000              57,747
   Shareholder's loan and accrued interest  (Note 7)                        1,287,602             414,890
_________________________________________________________________________________________________________

                                                                            1,517,906           1,490,401
_________________________________________________________________________________________________________

GOING CONCERN CONTINGENCY AND COMMITMENTS (Notes 1 and 8)

STOCKHOLDERS'  EQUITY (DEFICIT)
   Capital stock (Note 4)
   Authorized
      200,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      38,136,862 shares of common stock (May 31, 2007 -41,200,000)             38,137              41,200
   Additional paid-in capital                                               4,626,279           8,498,638
   Private placement subscriptions                                            400,000                   -
   Deficit accumulated during the development stage                        (6,137,956)        (10,024,490)
_________________________________________________________________________________________________________

TOTAL  STOCKHOLDERS' DEFICIT                                               (1,073,540)         (1,484,652)
_________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $   444,366        $      5,749

=========================================================================================================


    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                       April 5, 2004
                                                  Year ended         Year ended        (inception) to
                                                 May 31, 2008       May 31, 2007        May 31, 2008
_____________________________________________________________________________________________________

REVENUE                                          $          -       $          -        $     46,974
_____________________________________________________________________________________________________

DIRECT COSTS                                                -                  -              56,481
_____________________________________________________________________________________________________

GROSS MARGIN (LOSS)                                         -                  -              (9,507)
_____________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                 136,218             46,905             216,027
   Consulting fees                                    140,000            348,934             518,027
   Marketing expenses                                  18,495            876,243             894,738
   Management Fees                                    475,500            765,906           1,241,406
   Mineral Property Expenditures (Note 3)             550,452          7,617,860           8,168,312
   Professional fees                                  383,585            231,888             680,723
_____________________________________________________________________________________________________

TOTAL GENERAL & ADMINISTRATION EXPENSES            (1,704,250)        (9,887,736)        (11,719,233)

NET OPERATING LOSS                                 (1,704,250)        (9,887,736)        (11,728,740)
_____________________________________________________________________________________________________

OTHER INCOME
   Net gain on settlements                          5,590,784                  -           5,590,784
_____________________________________________________________________________________________________

NET INCOME                                       $  3,886,534       $ (9,887,736)       $ (6,137,956)

=====================================================================================================

BASIC INCOME (LOSS) PER COMMON SHARE             $       0.10       $      (0.20)
================================================================================

BASIC INCOME (LOSS) PER COMMON SHARE             $       0.10       $      (0.20)
================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC                                40,377,652         48,964,384
================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - DILUTED                              40,798,515         48,964,384
================================================================================


    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD FROM APRIL 5, 2004 (INCEPTION) TO MAY 31, 2008

                                                                                                          Deficit
                                                  Common Stock                                          Accumulated
                                             _______________________    Additional        Private       During the
                                              Number of                  Paid-in         Placement      Development
                                                shares       Amount      Capital       Subscriptions       Stage            Total
___________________________________________________________________________________________________________________________________

Shares issued for cash -
   at $0.0004 per share,
   April 5, 2004                              23,100,000     $   138    $     9,029    $        -       $          -    $     9,167

Net loss for the period                                -           -              -             -             (5,427)        (5,427)
___________________________________________________________________________________________________________________________________

Balance, May 31, 2004                         23,100,000         138          9,029             -             (5,427)         3,740

Shares issued for cash -
   at $0.00238 per share,
   November 30, 2004                          27,300,000         162         64,838             -                  -         65,000

Net loss for the period                                -           -              -             -            (66,246)       (66,246)
___________________________________________________________________________________________________________________________________

Balance, May 31, 2005                         50,400,000         300         73,867             -            (71,673)         2,494

Shares issued for cash -
   at $0.00595 per share,
   December 8, 2005                           16,800,000         100         99,900             -                  -        100,000

Reclassification for stock split -
   May 1, 2006 (Note 4)                                -      16,400        (16,400)            -                  -              -

Net loss for the period                                -           -              -             -            (65,081)       (65,081)
___________________________________________________________________________________________________________________________________

Balance, May 31, 2006                         67,200,000      16,800        157,367             -           (136,754)        37,413

Shares returned to treasury -
   September 27, 2006                        (30,000,000)          -              -             -                  -              -

Reclassification for stock split, -
   December 1, 2006 (Note 4)                           -      20,400        (20,400)            -                  -              -

Shares issued for Property Option
   Agreement - December 1, 2006
   (Note 3 & 4)                                4,000,000       4,000      7,396,000             -                  -      7,400,000

Stock based compensation (Note 5)                      -           -        965,671             -                  -        965,671

Net loss for the period                                -           -              -             -         (9,887,736)    (9,887,736)
___________________________________________________________________________________________________________________________________

Balance, May 31, 2007                         41,200,000      41,200      8,498,638             -        (10,024,490)    (1,484,652)

Shares issued for Property Option
   Agreements - October 15, 2007
   and January 31, 2008 (Note 3 & 4)              60,000          60         79,940             -                  -         80,000

Subscription proceeds received
   (Note 4)                                            -           -              -       400,000                  -        400,000

Shares returned pursuant to Petaquilla
   settlement - March 14, 2008
   (Note 3 & 4)                               (4,000,000)     (4,000)    (5,436,000)            -                  -     (5,440,000)

Shares issued for debt settlement -
   at $1.00 per share, May 29, 2008
   (Note 4)                                      876,862         877      1,095,201             -                  -      1,096,078

Stock based compensation (Note 5)                      -           -        388,500             -                  -        388,500

Net income for the period                              -           -              -             -          3,886,534      3,886,534
___________________________________________________________________________________________________________________________________

Balance, May 31, 2008                         38,136,862     $38,137    $ 4,626,279      $400,000       $ (6,137,956)   $(1,073,540)

===================================================================================================================================


                      The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                          (FORMERLY GENEVA GOLD CORP.)
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                      April 5, 2004
                                                                 Year ended         Year ended        (inception) to
                                                                May 31, 2008       May 31, 2007       May 31, 2008
____________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                             $  3,886,534       $ (9,887,736)       $ (6,137,956)
   Adjustments to reconcile net loss
      to net cash used in operating activities:
      Non-cash mineral property expenditures (recoveries)             15,000          7,400,000           7,415,000
      Non-cash net gain on settlement                             (5,490,784)                 -          (5,490,784)
      Stock-based compensation                                       388,500            965,671           1,354,171
   Changes in operating assets and liabilities:
      Increase in deposits                                          (100,010)                 -            (100,010)
      Accrued interest on shareholder's loan                          77,712             11,390              89,102
      Due to related parties                                          69,000             57,747             116,500
      Accounts payable and accrued liabilities                       (37,345)           981,794             990,666
____________________________________________________________________________________________________________________

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (1,191,393)          (471,134)         (1,763,311)
____________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on sale and subscriptions of common stock                400,000                  -             574,167
   Proceeds from shareholder advances                                795,000            403,500           1,198,500
____________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,195,000            403,500           1,772,667
____________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                        3,607            (67,634)              9,356

CASH, BEGINNING                                                        5,749             73,383                   -
____________________________________________________________________________________________________________________

CASH, ENDING                                                    $      9,356       $      5,749        $      9,356
====================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING
AND FINANCING ACTIVITIES

   Shares issued for settlement of liability                    $  1,096,078       $          -        $          -
   Shares issued as deposit for acquiring option
      to purchase in mineral properties                         $     65,000       $          -        $          -
  Other receivable due in shares                                $    270,000       $          -        $          -
====================================================================================================================


    The accompanying notes are an integral part of these financial statements


GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008 AND 2007
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

The  Company  was  incorporated  in the State of Nevada  on April 5,  2004.  The
Company was initially formed to engage in the business of reclaiming and stabilizing land in preparation for construction in the United States of America. On November 27, 2006, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Revelstoke Industries, Inc.) would merge with its wholly-owned subsidiary, Geneva Gold Corp. This merger became effective as of December 1, 2006 and the Company changed its name to Geneva Gold Corp. On March 1, 2007, the Company (Geneva Gold Corp.) merged with its wholly-owned subsidiary, Geneva Resources, Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. This merger became effective March 1, 2007 and the Company changed its name to Geneva Resources, Inc.

During 2007, the Company entered the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North America and Internationally. During this period the Company entered into Option Agreements to obtain mineral leases in Canada, Panama, Peru and Nigeria.

The Company has a fiscal year of May 31. On May 5, 2006, the Company completed a forward stock split by the issuance of 42 new shares for each 1 outstanding share of the Company's common stock. On October 13, 2006, the Company completed a forward stock split by the issuance of 4 new shares for each 1 outstanding share of the Company's stock.

GOING CONCERN

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $6,137,956. As at May 31, 2008, the Company has a working capital deficit of $1,073,540. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required.

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

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008 AND 2007
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

MINERAL PROPERTY EXPENDITURES (CONTINUED)

Mineral property exploration costs are expensed as incurred.

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

ASSET RETIREMENT OBLIGATIONS

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of May 31, 2008, any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2008 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NET INCOME (LOSS) PER SHARE

The Company computes income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income
(loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008 AND 2007
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To May 31, 2008, the Company has not recorded any translation adjustments into stockholders' equity.

STOCK-BASED COMPENSATION

On June 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), SHARE-BASED PAYMENT, ("SFAS 123R"). The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS ("SFAS 163"). SFAS 163 clarifies how SFAS 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for the Company's interim period commencing June 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which are effective for the Company's interim period commencing June 1, 2008. Management does not expect the adoption of SFAS 163 to have a material impact on the Company's financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008 AND 2007
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to June 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of May 31, 2008, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASURE" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 during the year did not have any material impact on the Company's results of operations or financial position.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008 AND 2007
________________________________________________________________________________

NOTE 3 -MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

(a)  GEORGES LAKE PROPERTY

On October 20, 2006, the Company entered into a "Mineral Property Option Agreement", with War Eagle Mining Company, Inc., a TSX Venture Exchange company ("War Eagle"), pursuant to which War Eagle granted the Company the sole and exclusive option to acquire a 70% undivided interest in and to seven mineral claims comprising a total of 979 hectares located in the Province of Saskatchewan, Canada.

After review of the property the Company decided on November 5, 2007, with agreement from War Eagle Mining Company to terminate its Mineral Property Option Agreement. The Company has no ongoing obligations in connection with this terminated option agreement.

(b)  SAN JUAN PROPERTY

On November 16, 2006, the Company entered into a Property Option Agreement with Petaquilla Minerals Ltd ("Petaquilla"). Petaquilla therein granted the Company the sole and exclusive option to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama owned and controlled by Petaquilla's wholly-owned subsidiary.

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

As of May 31, 2008, the Company had received $100,000 and the return of the 4,000,000 restricted shares of the Company's common stock with a estimated fair value of $5,440,000. In addition, the Company recorded the 100,000 common shares of Petaquilla, with an estimated fair value of $270,000, as accounts receivable as of May 31, 2008. The total proceeds of $5,810,000 was included in amounts recorded as gain on settlements during the period.

(c) VILCORO GOLD PROPERTY

On February 23, 2007, the Company entered into a Property Option Agreement with St. Elias Mines Ltd., ("St. Elias") a publicly traded company on the TSX-V exchange, to acquire not less than an undivided 66% legal, beneficial and registerable interest in certain mining leases in Peru comprised of approximately 600 hectares in Peru.

On December 1, 2007, the Company entered into an extension agreement with St. Elias (the "December Extension Agreement". The December Extension Agreement (i) acknowledges that in accordance with the terms and provisions of the Property Option Agreement, the Company must incur and pay exploration expenditures of not less than $500,000 prior to January 17, 2008, and (ii) provides an extension until March 31, 2008 to incur and pay such Exploration Expenditures. On June 4, 2008 an indefinite extension was granted by St. Elias to pay such Exploration Expenditures, based on the Operator's work on schedule.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008 AND 2007
________________________________________________________________________________

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

The Company is also required to incur costs totaling $2,500,000 as follows:

     1. expenditures of $500,000 are to be incurred on or before the twelve month anniversary (subsequently indefinitely extended as described above) of the signing of the Property Option Agreement. ($496,000 advanced as of August 31, 2008)

     2. expenditures of $750,000 are to be incurred on or before the twenty fourth month anniversary of the signing of the Property Option Agreement; and

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

Under the terms of the Agreement, the Company was granted a forty-five day due diligence period starting on the effective date of the Agreement which was subsequently extended to January 10, 2008. If the Company does not provide Allied with written notice to proceed (the "Notice") the Agreement shall be treated as being at an end and of no further force and effect.

After review of the property, the Company decided on January 31, 2008 not to extend its due diligence period and not to proceed with the Financing and Operating Agreement. The Company has no ongoing obligations in connection with this agreement.

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

On September 27, 2006, four founding shareholders returned 30,000,000 of their restricted founders' shares, previously issued at prices ranging from $0.0004 - $0.00225 per share, to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the founding shareholders.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008 AND 2007
________________________________________________________________________________

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)
________________________________________________________________________________

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

On December 1, 2006, the Company issued 4,000,000 common shares valued at $7,400,000 in connection with the San Juan Property Option Agreement

In August 2007, the Company received $400,000 towards a planned private placement of Units to be offered at $1.00 per unit with each unit consisting of one common share and one warrant to acquire an additional common share, exercisable at $1.50 for twelve months. On February 29, 2008, the Company changed the terms of the planned private placement of Units now to be offered at $1.00 per unit with each unit consisting of one common share only. To date no common shares have been issued in connection with the subscription proceeds received.

On October 15, 2007, the Company issued 10,000 common shares with a fair value of $15,000 as a finder's fee payment in connection with the Vilcoro Gold Property Option Agreement.

On January 31, 2008, the Company issued 50,000 common shares to St. Elias Mines Ltd. with a fair value of $65,000 in connection with the Vilcoro Gold Property Option Agreement (Refer Note 3).

On March 14, 2008, the Company returned to treasury the 4,000,000 common shares with a fair value of $5,440,000 in connection with the settlement with Petaquilla (Refer to Note 3).

On May 29, 2008, the Company issued 86,500 common shares at $1.25 per share totaling $108,125, in settlement of $86,500 in debt owed by the Company to the president of the Company (Refer Note 6), resulting in a $21,625 loss on the debt settlement.

On May 29, 2008, the Company issued 790,362 common shares at $1.25 per share totaling $987,953, in settlement of $790,362 in debt owed by the Company to a supplier of the Company, resulting in a $197,591 loss on the debt settlement.

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

On May 9, 2007, the Company granted 1,500,000 stock options to officers, directors and consultants of the Company at $1.00 per share. The term of these options are ten years. The total fair value of these options at the date of grant was $965,671, and was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 4.49%, a dividend yield of 0% and expected volatility of 164% and has been recorded as a stock based compensation expense in the year ended May 31, 2007.

On April 28, 2008, the Company granted 350,000 stock options to a director of the Company at $1.20 per share. The term of these options are ten years. The total fair value of these options at the date of grant was $388,500 and was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 3.86%, a dividend yield of 0% and expected volatility of 126% and has been recorded as a stock based compensation expense in the year ended May 31, 2008.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008 AND 2007
________________________________________________________________________________

NOTE 5 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

A summary of the Company's stock options as of May 31, 2008, and changes during the period then ended is presented below:


                                          Number of Options    Weighted average exercise       Weighted average remaining
                                                                    Price per share            Contractual life (in years)
__________________________________________________________________________________________________________________________

OUTSTANDING AT MAY 31, 2006                       -                      $   -                               -
Granted during the year                       1,500,000                   1.00                               -
Exercised during the year                         -                          -                               -
__________________________________________________________________________________________________________________________

OUTSTANDING AT MAY 31, 2007                   1,500,000                   1.00                            9.94
Granted during the period                       350,000                   1.20                               -
Exercised during the period                       -                          -                               -
__________________________________________________________________________________________________________________________

OUTSTANDING AT MAY 31, 2008                   1,850,000                  $1.04                            9.12
__________________________________________________________________________________________________________________________




NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

MANAGEMENT FEES

During the year ended May 31, 2008, the Company incurred $87,000 for management fees to officers and directors (2007 - $57,747). In addition, stock based compensation in connection with stock options granted to related parties of $388,500 (2007 - $708,160) was recorded during the period.

The above  transactions  have been in the normal  course of  operations  and, in
management's   opinion,   undertaken   with  similar  terms  and  conditions  as
transactions with unrelated parties.

On May 29, 2008, the Company issued 86,500 common shares at $1.25 per share totalling $108,125, in settlement of $86,500 in debt owed by the Company to the president of the Company, resulting in a $21,625 loss on the debt settlement.


NOTE 7 - SHAREHOLDER'S LOAN
________________________________________________________________________________

On November 14, 2006, a significant shareholder of the Company advanced $100,000 to Petaquilla on behalf of the Company (Refer to Note 3). Additional advances of $303,500 were received during the year ended May 31, 2007. During 2008 an additional $795,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, bear interest at 10% per annum, and have no set terms of repayment. The total amount outstanding as of May 31, 2008 including accrued interest is $1,287,602. (May 31, 2007 - $414,890)


NOTE 8 - CONTINGENCY
________________________________________________________________________________

During July 2007, the Company terminated the President's employment for cause. The President has since made certain false allegations against the Company, as specifically described in the body of the Company's February 29, 2008 filing on Form 10-QSB. Although the Company refutes these allegations and believes termination was justified, it is possible that the Company may be exposed to a loss contingency. However the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008 AND 2007
________________________________________________________________________________

NOTE 9 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of May 31, 2008 and May 31, 2007, the Company had net operating loss carry forwards of approximately $4,780,000 and $9,060,000 respectively that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The applicable federal and state statutory tax rates used in determining the Company's income tax provisions deferred tax asset are as follows:

                                                      2008        2007
_______________________________________________________________________

Federal income tax provision at statutory rate        35.0%       35.0%
States income tax provision at statutory rates,
   net of federal income tax effect                    0.0%        0.0%
_______________________________________________________________________

Total income tax provision                            35.0%       35.0%
=======================================================================


The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:

                                                     2008               2007
_______________________________________________________________________________

Federal net operating income (loss)              $ 3,886,534        $(9,887,736)
Corporate tax rate                                      35.0%              35.0%
_______________________________________________________________________________

Expected tax recovery (expense)                   (1,360,287)         3,460,708

Less:
   Non-deductible stock based compensation          (135,975)          (337,985)
   Change in valuation allowance                   1,496,262         (3,122,723)
_______________________________________________________________________________

Future income tax provision                      $         -        $         -

===============================================================================

The Company's deferred tax assets are as follows:

                                              2008              2007
________________________________________________________________________

Deferred tax assets
   Net operating loss carry forwards       $ 1,674,325       $ 3,170,587

Total deferred tax assets                    1,674,325         3,170,587
Valuation allowance                         (1,674,325)       (3,170,587)
________________________________________________________________________

Net deferred tax assets                    $         -       $         -

========================================================================

The valuation allowance for deferred tax assets as of May 31, 2008 and May 31, 2007 was $1,674,325 and $3,170,587, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of May 31, 2008 and May 31, 2007.

GENEVA RESOURCES, INC.
(FORMERLY GENEVA GOLD CORP.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008 AND 2007
________________________________________________________________________________

NOTE 10 - SUBSEQUENT EVENTS
________________________________________________________________________________

During fiscal year ended May 31, 2008, we received an aggregate of $400,000 towards a private placement offering of 400,000 Units at $1.00 per Unit. Each Unit consists of one common share in our capital stock. Subsequent to the period on September 9, 2008 the 400,000 shares of our restricted common stock were issued in reliance upon the transactional exemption provided by Section 4(2) or Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

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

The reports of DMCL on our financial statements for each of the fiscal years ended May 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended May 31, 2007 and 2006, and during the subsequent period through to the date of DMCL's dismissal, there were no disagreements between us and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in their reports on our audited consolidated financial statements.

We provided DMCL with a copy of a Current Report on Form 8-K and requested that DMCL furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not DMCL agrees with the statements made in the Current Report on Form 8-K with respect to DMCL and, if not, stating the aspects with which they do not agree. We received the requested letter from DMCL wherein they have confirmed their agreement to our disclosures in the Current Report with respect to DMCL. A copy of DMCL's letter was filed as an exhibit to the Current Report.

In connection with the Company's appointment of DeJoya as our principal registered accounting firm, we did not consulted DeJoya on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM  8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our President/Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during fiscal year ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended May 31, 2008. The audit committee has also discussed with De Joya Griffith & Company LLC the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company LLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with De Joya Griffith & Company LLC their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended May 31, 2008 filed with the Securities and Exchange Commission.

ITEM 8A(T)

Not applicable.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

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

Our directors and executive officers, their ages, positions held are as follows:


NAME                        AGE             POSITION WITH THE COMPANY

Marcus Johnson               59             President/Chief Executive Officer
                                            and a Director

D. Bruce Horton              61             Secretary/Treasurer, Chief Financial
                                            Officer and a Director

Stephen Jewett               68             Director

Bertrand Taquet              43             Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

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

D. BRUCE HORTON. D. Bruce Horton has been our Secretary/Treasurer/Chief Financial Officer and a director since March 2006. During the past five years, Mr. Horton has been active in the financial arena in both the private and public sectors as an accountant and financial management consultant with an emphasis on corporate financial reporting, financing and tax planning. Mr. Horton has specialized in corporate management, re-organization, merger and acquisition, international tax structuring, and public and private financing for over thirty years. From 1972 through 1986, Mr. Horton was a partner in a public accounting firm. In 1986, Mr. Horton co-founded the Clearly Canadian Beverage Corporation, of which he was a director and chief financial officer from June 1986 to May 1997. He is a principal consultant in Calneva Financial Services Ltd. that provides accounting and financial management consulting services as well as investment banking services focusing on venture capital opportunities in Asia. Mr. Horton is also director and Chief Financial Officer (since March 2005) of Morgan Creek Energy Corp.

STEPHEN JEWETT. Stephen Jewett has been a director since May 2006. Since 1978, Mr. Jewett has been the owner of Stephen Jewett - Chartered Accountants. During his career, Mr. Jewett was auditor of several public companies. Mr. Jewett received his degree as a Chartered Accountant from the Institute of Chartered Accountants of British Columbia and is the audit committee's financial expert.

BERTRAND TAQUET. Bertrand Taquet has over twenty-five years of experience as an exploration geologist having worked for multiple companies in areas of precious metal mining and exploration and production. From January 2007 through December 2007, Mr. Taquet was the senior geologist for NWT Uranium Corp. where he managed uranium exploration in the Niger and Ungava properties, the Ag Zn property in

Mexico and other properties in Quebec, Africa. From approximately April 2005, through November 2006, Mr. Taquet engaged in gold mining and exploration consulting through BT Geoconsult for Auplata S.A.S. (French Guyana), Fancamp Resources (Beauce, Quebec), and Cete Apave (French Guyana). From approximately January 2005 through April 2005, Mr. Taquet engaged in mining projects, feasibility studies and exploitation permit preparation for Auplata S.S.S., French Guyana and South America. From approximately November 1994 through December 2004, Mr. Taquet was involved as a project geologist in various gold and diamond exploration programs with Guyanor Resources Golden Star Resources. Mr. Taquet earned a DEA (equivalent to M.Sc.) in applied geology at USTL, Montpellier, France in 1983.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

RESIGNATION OF STACEY KIVEL AS A DIRECTOR

Our Board of Directors received a letter from Stacey Kivel dated October 1, 2007 (the "Resignation Letter"), tendering her resignation as one of our directors. Ms. Kivel did not serve on any committees of the Board of Directors.

In the Resignation Letter, a copy of which was filed to a Current Report on Form 8-K, Ms. Kivel alleged that she was resigning because we had taken illegal actions in the conduct of our affairs and in our unfair treatment of her during her tenure and ultimate termination as our President and Chief Executive Officer on July 12, 2007. Ms. Kivel goes on to itemize eight separate heads of alleged wrongdoing, the most serious of which consists of an allegation that certain members of our Board of Directors acted to terminate Ms. Kivel as our President and Chief Executive Officer for various spurious and insupportable reasons in retaliation for her efforts to comply with rulemaking promulgated pursuant to the Sarbanes-Oxley Act of 2002 and the laws of the United States.

The Board of Directors had resolved to terminate Ms. Kivel's employment as our officer at a Board of Director's meeting held on July 12, 2007. Ms. Kivel received notice of and participated in that meeting by way of conference telephone. The Board of Directors believed that the allegations of wrongdoing contained in the Resignation Letter were unsupported and self-serving, and were essentially a reiteration of certain allegations of misconduct that Ms. Kivel did not raise until after her termination as President and Chief Executive Officer. Given the seriousness of the earlier allegations, our Board of Directors formed a Special Committee in July 2007 to investigate Ms. Kivel's complaints and to report back to the Board.

The Special Committee delivered its report to the Board of Directors on September 29, 2007 (the "Special Committee Report"), having concluded that the allegations of misconduct made by Ms. Kivel were baseless, and that there appeared to be justification for the termination of her employment as an officer for cause. A copy of the Special Committee Report was attached to a Current Report on Form 8-K.

CERTAIN FINDINGS OF THE SPECIAL COMMITTEE

Given the Special Committee's earlier investigation into Ms. Kivel's complaints, our Board of Directors instructed the Special Committee to review the Resignation Letter. The Special Committee's findings on Ms. Kivel's more serious allegations as to corporate and director misconduct are set forth below:

(1) As indicated above, Ms. Kivel alleged that certain members of our Board of Directors acted to terminate her as President and Chief Executive Officer in retaliation for her efforts to comply with rulemaking promulgated pursuant to the Sarbanes-Oxley Act of 2002 and the laws of the United States. The only reasons that the Special Committee was aware of for Ms. Kivel's termination as an officer are documented in the Special Committee Report. Those reasons were founded on the fact that we had received information from a variety of sources which impugned the competence and business ethics of Ms. Kivel. The Special Committee believed that this decision was made in our best interests of the Registrant.

(2) Ms. Kivel alleged that she was expressly denied access to our internal financial records and accounts, and that the Board commenced its efforts to remove her when she requested this material both orally and in writing. The Special Committee was aware of no evidence that would suggest any members of the Board had an ulterior motive for the decision to terminate Ms. Kivel's employment as an officer. In addition, there is e-mail correspondence between Ms. Kivel and our personnel that refuted the allegation that she was denied access to our financial records. For example, by e-mail message dated June 27, 2007, Vaughn Barbon, our controller, offered to send our financial records to Ms. Kivel, and explained to her that our most recent quarterly financial statements were available on our corporate website as well as EDGAR.

(3) The Special Committee inquired into the allegation that Ms. Kivel was somehow prevented from calling meetings of the Board. In an e-mail message dated June 27, 2007 to Marcus M. Johnson, one of our directors, Ms. Kivel advised Mr. Johnson that she was proposing to schedule a Board meeting in the "near future". This suggests to the Special Committee that Ms. Kivel, as President and Chief Executive Officer, as well as a director, believed it was up to her to schedule the Board meeting and that she was planning to do so (although there is no record of her following through and actually setting the meeting date). There was no indication in Ms. Kivel's e-mail correspondence with our personnel, or in any other records, which suggested that the other Board members were refusing to meet with her.

(4) The Special Committee found no evidence in support of Ms. Kivel's allegations to the effect that we were majority owned and managed by an undisclosed Canadian individual. In particular, Ms. Kivel previously asserted that Mr. Johnson acts as a nominee registered shareholder for that individual, but the Special Committee did not find any evidence in support of Ms. Kivel's allegation.

(5) Ms. Kivel alleged that the Board meeting of July 12, 2007 was conducted illegally. That meeting was an extension of an earlier meeting held on July 9, 2007. The Special Committee found that the Board meetings of July 9, 2007 and 12, 2007 were each validly constituted and properly conducted in accordance with Nevada law and our Articles and Bylaws.

(6) Ms. Kivel alleged that when she was appointed as Chief Executive Officer, she was advised by certain directors and shareholders that we were undertaking to raise capital by way of a private placement of stock, as well as a disposition of assets, without her input, and without any Board action or input. The Special Committee was not aware of any private placement or disposition of assets that was undertaken without appropriate corporate authority and Board approval.

(7) Ms. Kivel alleged that we did not have an Audit Committee, Compensation Committee and no Governance Committee. This allegation is inaccurate. The Audit Committee, then consisting of Marcus Johnson, Steve Jewett and Alan Sedgwick, was duly appointed by Board resolution of April 25, 2006.

The balance of Ms. Kivel's allegations related to what appeared to be the real basis for her grievances with us, namely, her disagreement with our Board's decision to terminate her employment as an officer for cause.

RESPONSE FROM STACEY KIVEL

On October 4, 2007, we provided Ms. Kivel's counsel with a copy of the disclosures made in response to Item 5.02 as filed with the Securities and Exchange Commission, and provided Ms. Kivel with the opportunity to furnish a letter stating whether she agreed with the statements made in the Current Report on Form 8-K. Ms. Kivel's response letter dated October 5, 2007 was attached to the Current Report as an exhibit.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2008.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended May 31, 2008 (the "Named Executive Officer"). Certain officers/directors may not be included in the Summary Compensation Table since their respective appointment dates occurred simultaneous with or subsequent to fiscal year ended May 31, 2008.


SUMMARY COMPENSATION TABLE

______________________________________________________________________________________________________________________
                                                                               NON-QUALIFIED
                                                                NON-EQUITY       DEFERRED
NAME AND                                   STOCK    OPTION    INCENTIVE PLAN   COMPENSATION     ALL OTHER
PRINCIPAL                SALARY    BONUS   AWARDS   AWARDS     COMPENSATION      EARNINGS      COMPENSATION    TOTAL
POSITION       YEAR       ($)       ($)     ($)     ($) (1)        ($)              ($)            ($)          ($)
______________________________________________________________________________________________________________________

Marcus       2007/2008   $60,000     -0-     -0-    $   -0-        ---              ---          $ 86,500     $146,500
Johnson,     2006/2007    42,500     -0-     -0-     64,380        ---              ---               -0-      106,880
President,
CEO
______________________________________________________________________________________________________________________

Bruce        2007/2008       -0-     -0-     -0-    $   -0-        ---              ---          $    -0-          -0-
Horton,      2006/2007       -0-     -0-     -0-     64,380        ---              ---               -0-       64,380
CFO
______________________________________________________________________________________________________________________


(1) This amount represents the fair value of these stock options at the date of grant which was estimated using the Black-Scholes option pricing model.



STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED MAY 31, 2008

The following table sets forth information as at May 31, 2008 relating to options that have been granted to the Named Executive Officer:

                                                   OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                            OPTION AWARDS                                                          STOCK AWARDS
__________________________________________________________________________________  ________________________________________________
                                                                                                                        Equity
                                                                                                                        Incentive
                                                                                                                        Plan
                                                                                                                        Awards:
                                                                                                          Equity        Market or
                                                                                                          Incentive     Payout
                                              Equity                                            Market    Plan Awards:  Value of
                                              Incentive Plan                                    Value of  Number of     Unearned
                  Number of    Number of      Awards: Number                        Number of   Shares    Unearned      Shares,
                  Securities   Securities     of Securities                         Shares or   or Units  Shares,       Units or
                  Underlying   Underlying     Underlying                            Units of    of Stock  Units or      Other
                  Unexercised  Unexercised    Unexercised     Option                Stock That  That      Other Rights  Rights That
                  Options      Options        Unearned        Exercise  Option       Have Not   Have Not  That Have     Have Not
                  Exercisable  Unexercisable  Options         Price     Expiration   Vested     Vested    Not Vested    Vested
Name                  (#)          (#)            (#)          ($)      Date           (#)       ($)       (#)           (#)
____________________________________________________________________________________________________________________________________

Marcus Johnson,     100,000         -0-            -0-         $ 1.00    05/09/17    100,000      -0-         -0-           -0-
President/CEO
____________________________________________________________________________________________________________________________________

D. Bruce Horton,    100,000         -0-            -0-         $ 1.00    05/09/17    100,000      -0-         -0-           -0-
CFO
____________________________________________________________________________________________________________________________________

Steve Jewett,       100,000         -0-            -0-         $ 1.00    05/09/17    100,000      -0-         -0-           -0-
Director
____________________________________________________________________________________________________________________________________

Bertrand Taquet,    350,000         -0-            -0-         $ 1.00    04/27/18    350,000      -0-         -0-           -0-
Director
____________________________________________________________________________________________________________________________________

Mark Campbell,      100,000         -0-            -0-         $ 1.00    05/09/17    100,000      -0-         -0-           -0-
prior Director
____________________________________________________________________________________________________________________________________

Duncan Bain,        100,000         -0-            -0-         $ 1.00    05/09/17    100,000      -0-         -0-           -0-
prior Director
____________________________________________________________________________________________________________________________________

Stacey Kivel,       500,000         -0-             -0-        $ 1.00    05/08/17    500,000      -0-         -0-           -0-
prior Director
____________________________________________________________________________________________________________________________________


The following table sets forth information relating to compensation paid to our directors during fiscal year ended February 29, 2008:


DIRECTOR COMPENSATION TABLE

                                                                           Change in
                                                                           Pension
                                                                           Value and
                    Fees                                  Non-Equity       Nonqualified
                    Earned or                             Incentive        Deferred         All
                    Paid in       Stock      Option       Plan             Compensation     Other
                    Cash          Awards     Awards       Compensation     Earnings         Compensation     Total
Name                  ($)         ($)        ($) (1)      ($)              ($)              ($)              ($)
_____________________________________________________________________________________________________________________

Marcus Johnson            -0-      -0-            -0-         -0-               -0-             -0-               -0-
_____________________________________________________________________________________________________________________

D. Bruce Horton           -0-      -0-            -0-         -0-               -0-             -0-               -0-
_____________________________________________________________________________________________________________________

Stephen Jewett            -0-      -0-            -0-         -0-               -0-             -0-               -0-
_____________________________________________________________________________________________________________________

Bertrand Taquet           -0-      -0-       $388,500         -0-               -0-             -0-          $388,500
_____________________________________________________________________________________________________________________

Duncan Bain,              -0-      -0-            -0-         -0-               -0-             -0-               -0-
prior director
_____________________________________________________________________________________________________________________

Mark Campbell,      $   2,000      -0-            -0-         -0-               -0-             -0-          $  2,000
prior director
_____________________________________________________________________________________________________________________

Stacey Kivel,       $  25,000      -0-            -0-         -0-               -0-             -0-          $ 25,000
prior director
_____________________________________________________________________________________________________________________


(1) This amount represents the fair value of these stock options at the date of grant which was estimated using the Black-Scholes option pricing model.



EMPLOYMENT AND CONSULTING AGREEMENTS

We had entered into an executive services agreement dated May 24, 2007 with Stacey Kivel, our prior President and Chief Executive Officer, as described below. As of the date of this Annual Report, we have not entered into any other employment or consulting agreements with our Named Executive Officers or directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 38,136,862 shares of common stock issued and outstanding.


NAME AND ADDRESS OF BENEFICIAL OWNER(1)     NUMBER OF SHARES OWNED(1)     PERCENTAGE OF CLASS(1)
________________________________________________________________________________________________

DIRECTORS AND OFFICERS:

Marcus Johnson                                    6,686,500 (2)                   15.98%
2533 N. Carson Street, Suite 125
Carson City, Nevada 89706

D. Bruce Horton                                     100,000 (3)                    0.002%
2533 N. Carson Street, Suite 125
Carson City, Nevada 89706

Steve Jewett                                        100,000 (3)                    0.002%
2533 N. Carson Street, Suite 125
Carson City, Nevada 89706

Bertrand Taquet                                     350,000 (3)                    0.0002%
2533 N. Caron Street, Suite 125
Carson City, Nevada 89706

All executive officers and directors              7,600,000 (4)                   17.96%
as a group (4 persons)


1. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 38,136,862 shares issued and outstanding.

2.   This figure includes:  (i) 6,586,500 shares of restricted common stock; and
     (ii) 100,000 stock options which are exercisable at $1.00 per share expiring May 9, 2017 to acquire 100,000 shares of common stock.

3. This figure includes 350,000 stock options which are exercisable at $1.00 per share expiring on April 27, 2018 to acquire 350,000 shares of common stock.

4. This figure includes 200,000 stock options which are exercisable at $1.00 per share expiring on May 9, 2017 to acquire 200,000 shares of common stock.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM  12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

Other than the Executive Services Agreement and except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us.

     o During fiscal year ended May 31, 2008, we incurred an aggregate of $87,000 in management fees to our officers and directors. In addition, stock based compensation in connection with stock options granted to related parties of $388,500 was recorded during the period.

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended May 31, 2008.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.


EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT

3.1         Articles of Incorporation(1)

3.2         Bylaws(1)

3.2.1       Amended Bylaws (2)

10.1        2007 Stock Incentive Plan of Geneva Resources, Inc. (18)

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

10.5 Letter of Intent between Geneva Gold Corporation and St. Elias Mines Ltd. dated January 22, 2007 (7)

10.6        Vilcoro  Property  Option  Agreement  between ST. Elias Mines Ltd.
            and Geneva Gold  Corporation  dated January 22, 2007 (8)

10.6 Property Financing and Operating Agreement between Allied Minerals and Geneva Resources Inc. dated April 24, 2007 (9)

10.7 Executive Services Agreement between Geneva Resources Inc. and Stacey Kivel dated May 24, 2007 (10)

10.8 Cease Trade Order of British Columbia Securities Commission dated November 29, 2007 (15)

10.9        Letter from Petaquilla Minerals Ltd. dated April 14, 2008. (16)

10.10       Badner Letter of Engagement dated March 2, 2008. (17)

16.1        Letter from Independent Registered Public Accounting Firm from
            MacKay LLP (3)

16.2        Letter of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants
            (14)

23.1        Independent Registered Public Accounting Filing Consent from MacKay
            LLP (4)

99.1        Press Release from Geneva Resources Inc. dated June 18, 2007 (11)

99.2        Press Release from Geneva Resources Inc. dated July 18, 2007 (12)

99.3        Resignation Letter from Stacey Kivel dated October 1, 2007 (13)

99.4        Report of Special Committee of Directors dated September 29, 2007
            (13)

99.5        Response of Stacey Kivel dated October 5, 2007 (13)

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

(13) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 5, 207.

(14) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2007.

(15) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2007.

(16) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2008.

(17) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 15, 2008.

(18) Filed with the SEC on September 13, 2007 as an exhibit.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended May 31, 2008, we incurred approximately $40,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended May 31, 2008 and for the review of our financial statements for the quarters ended August 31, 2007, November 30, 2007 and February 29, 2008.

During fiscal year ended May 31, 2007, we incurred approximately $40,274 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended May 31, 2007 and for the review of our financial statements the quarters ended August 31, 2006, November 30, 2006 and February 29, 2007.

During fiscal year ended May 31, 2008, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENEVA RESOURCES INC.

Dated: September 12, 2008

                                       By: /s/ MARCUS JOHNSON
                                           _____________________________________
                                               Marcus Johnson
                                               President/Chief Executive Officer



Dated: September 12, 2008

                                       By: /s/ D. BRUCE HORTON
                                           _____________________________________
                                               D. Bruce Horton
                                               Treasurer/Chief Financial Officer