Form 10-Q
period 2008-08-31
Geneva Resources, Inc.
filed 2008-10-14
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C. 20549
                                                 FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended August 31, 2008

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
                     ______                                  __________
 (STATE OR OTHER JURISDICTION OF INCORPORATION            I.R.S. EMPLOYER
                OR ORGANIZATION)                         IDENTIFICATION NO.)

                        2533 N. CARSON STREET, SUITE 125
                            CARSON CITY, NEVADA 89706
                            _________________________
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Yes [X ]   No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]               Accelerated filer [ ]
Non-accelerated filer [  ]                Smaller reporting company [X]

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

Indicate    the    number    of   shares      Outstanding as of October 10, 2008
outstanding of each of 10, 2008 the issuer's classes of common stock, as of the most practicable date:

Class
Common Stock, $0.001 par value                          38,536,862

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             GENEVA RESOURCES, INC.

                                    FORM 10-Q


Part I.     FINANCIAL INFORMATION                                             1

Item 1.     FINANCIAL STATEMENTS
               Balance Sheets                                                 2
               Statements of Operations (unaudited)                           3
               Statements of Cash Flows (unaudited)                           4
               Notes to Financial Statements (unaudited)                      5

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       21

Item 4.     Controls and Procedures                                          21

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                22

Item 1A.    Risk Factors                                                     23

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      23

Item 3.     Defaults Upon Senior Securities                                  23

Item 4      Submission of Matters to a Vote of Security Holders              23

Item 5.     Other Information                                                23

Item 6.     Exhibits                                                         23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 AUGUST 31, 2008
                                   (UNAUDITED)



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS



                                                                                           August 31,           May 31,
                                                                                              2008                2008
______________________________________________________________________________________________________________________________
                                                                                           (unaudited)          (audited)

                                       ASSETS

CURRENT ASSETS
     Cash                                                                                    $     1,604        $      9,356
     Other receivable                                                                            270,430             270,000
______________________________________________________________________________________________________________________________

TOTAL CURRENT ASSETS                                                                             272,034             279,356

     Deposit on property                                                                         165,010             165,010
______________________________________________________________________________________________________________________________

TOTAL ASSETS                                                                                 $   437,044        $    444,366
==============================================================================================================================

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                  $   151,671        $    200,304
   Due to related parties (Note 6)                                                                30,000              30,000
     Shareholder's loan and accrued interest  (Note 7)                                         1,622,285           1,287,602
______________________________________________________________________________________________________________________________

                                                                                               1,803,956           1,517,906
______________________________________________________________________________________________________________________________

GOING CONCERN CONTINGENCY AND COMMITMENTS (Notes 1 and 8 )

STOCKHOLDERS'  EQUITY (DEFICIT)
   Capital stock (Note 4)
      Authorized  200,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      38,136,862 shares of common stock (May 31, 2008 - 38,136,862)                               38,137              38,137
   Additional paid-in capital                                                                  4,626,279           4,626,279
   Private placement subscriptions                                                               400,000             400,000
   Deficit accumulated during the exploration stage                                           (6,431,328)         (6,137,956)
______________________________________________________________________________________________________________________________

TOTAL  STOCKHOLDERS' DEFICIT                                                                  (1,366,912)         (1,073,540)
______________________________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $   437,044        $    444,366
==============================================================================================================================



    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                             Three months       Three months       April 5, 2004
                                                                                 ended              ended         (inception) to
                                                                            August 31, 2008    August 31, 2007    August 31, 2008
___________________________________________________________________________________________________________________________________

REVENUE                                                                           $       -         $        -      $      46,974
___________________________________________________________________________________________________________________________________

DIRECT COSTS                                                                              -                  -             56,481
___________________________________________________________________________________________________________________________________

GROSS MARGIN (LOSS)                                                                       -                  -             (9,507)
___________________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                                                 7,130             18,026            134,055
     Consulting fees                                                                 83,688             15,000            601,715
     Marketing expenses                                                                   -                  -            894,738
     Management fees                                                                      -             60,000          1,241,406
     Mineral property expenditures (Note 3)                                         100,000            180,834          8,268,312
     Professional fees                                                               67,871             55,105            748,594
___________________________________________________________________________________________________________________________________

TOTAL GENERAL & ADMINISTRATION EXPENSES                                            (258,689)          (328,965)       (11,888,820)
___________________________________________________________________________________________________________________________________

NET OPERATING LOSS                                                                 (258,689)          (328,965)       (11,888,820)

OTHER INCOME(EXPENSE)
     Net gain on settlements                                                              -                  -          5,590,784
     Interest Expense                                                               (34,683)           (12,148)          (123,785)
___________________________________________________________________________________________________________________________________

TOTAL OTHER INCOME(EXPENSE)                                                         (34,683)           (12,148)         5,466,999
___________________________________________________________________________________________________________________________________

NET LOSS                                                                          $(293,372)        $ (341,113)     $  (6,431,328)
===================================================================================================================================




BASIC LOSS PER COMMON SHARE                                                       $   (0.01)        $   (0.01)

===============================================================================================================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                     38,136,862         41,200,000
===============================================================================================================



    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                             Three months       Three months       April 5, 2004
                                                                                 ended              ended         (inception) to
                                                                            August 31, 2008    August 31, 2007    August 31, 2008
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                               $ (293,372)        $ (341,113)     $  (6,431,328)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash mineral property expenditures (recoveries)                                 -                  -          7,415,000
      Non-cash net gain on settlement                                                     -                  -         (5,490,784)
      Stock-based compensation                                                            -                  -          1,354,171
    Changes in operating assets and liabilities:
      Other receivable                                                                 (430)                 -               (430)
      Property deposits                                                                   -                  -           (100,010)
      Accrued interest on shareholder's loan                                         34,683             12,148            123,785
      Due to related parties                                                              -            (60,000)           116,500
     Accounts payable and accrued liabilities                                       (48,633)           (37,248)           942,033
___________________________________________________________________________________________________________________________________

                                                                                   (307,752)          (426,213)        (2,071,063)
___________________________________________________________________________________________________________________________________


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale and subscriptions of common stock                                      -            400,000            574,167
   Proceeds from shareholder advances                                               300,000            125,000          1,498,500
___________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           300,000            525,000          2,072,667
___________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                      (7,752)            98,787              1,604

CASH, BEGINNING                                                                       9,356              5,749                  -
___________________________________________________________________________________________________________________________________

CASH, ENDING                                                                     $    1,604         $  104,536      $       1,604
===================================================================================================================================




SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

  Shares issued for settlement of liability                                      $        -         $        -      $   1,096,078
===================================================================================================================================

  Shares issued as deposit on mineral property purchase option                   $        -        $         -      $      65,000
===================================================================================================================================

  Other receivable due in shares                                                  $       -           $               $   270,000
                                                                                                     -
========================================================================== ================== ================== ==================


    The accompanying notes are an integral part of these financial statements

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

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

GOING CONCERN
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $6,431,328. As at August 31, 2008, the Company has a working capital deficit of $1,531,922. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required.

UNAUDITED FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2008 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2008, are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of August 31, 2008, any potential costs relating to the ultimate disposition of the Company's mineral property interests are not yet determinable.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31, 2008, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

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

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To August 31, 2008, the Company has not recorded any translation adjustments into stockholders' equity.

STOCK-BASED COMPENSATION
On June 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), SHARE-BASED PAYMENT, ("SFAS 123(R)"). The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123(R). The results for the prior periods were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123(R) and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company has determined that the adoption of SFAS 161 during the period did not have any material impact on the Company's results of operations or financial position

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The Company has determined that the adoption of SFAS 159 during the period did not have any material impact on the Company's results of operations or financial position.

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

NOTE 3 -MINERAL EXPLORATION PROPERTIES
________________________________________________________________________________

(A) VILCORO GOLD PROPERTY
On February 23, 2007, the Company entered into a Property Option Agreement with St. Elias Mines Ltd., ("St. Elias") a publicly traded company on the TSX-V exchange, to acquire not less than an undivided 66% legal, beneficial and registerable interest in certain mining leases in Peru comprised of approximately 600 hectares in Peru.

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

On December 1, 2007, the Company entered into an extension agreement with St. Elias (the "December Extension Agreement". The December Extension Agreement (i) acknowledges that in accordance with the terms and provisions of the Property Option Agreement, the Company must incur and pay exploration expenditures of not less than $500,000 prior to January 17, 2008, and (ii) provides an extension until March 31, 2008 to incur and pay such Exploration Expenditures. On June 4, 2008, an indefinite extension was granted by St. Elias to pay such Exploration Expenditures, based on the Operator's work on schedule.

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

The Company is also required to incur costs totaling $2,500,000 as follows:
     1. expenditures of $500,000 are to be incurred on or before the twelve month anniversary (subsequently indefinitely extended as described above) of the signing of the Property Option Agreement. ($561,000 was incurred from the inception of the agreement till August 31, 2008)
     2. expenditures of $750,000 are to be incurred on or before the twenty-fourth- month anniversary of the signing of the Property Option Agreement; and
     3. expenditures of $1,250,000 are to be incurred on or before the thirty-sixth- month anniversary of the signing of the Property Option Agreement.

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

During 2007, certain disputes arose between the Company and Petaquilla which were resolved during 2008 by way of a settlement agreement (the "Settlement"), mutual release and the ultimate termination of the original option agreement.

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

As of May 31, 2008, the Company had received $100,000 and the return of the 4,000,000 restricted shares of the Company's common stock with an estimated fair value of $5,440,000. In addition, the Company recorded the 100,000 common shares of Petaquilla, with an estimated fair value of $270,000, as accounts receivable as of May 31, 2008. The total proceeds of $5,810,000 was included in amounts recorded as gain on settlements during 2008.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

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

On December 1, 2006, the Company issued 4,000,000 common shares valued at $7,400,000 in connection with the San Juan Property Option Agreement

In August 2007, the Company received $400,000 towards a planned private placement of Units to be offered at $1.00 per unit with each unit consisting of one common share and one warrant to acquire an additional common share, exercisable at $1.50 for twelve months. On February 29, 2008, the Company changed the terms of the planned private placement of Units now to be offered at $1.00 per unit with each unit consisting of one common share only. The 400,000 shares were issued on September 9, 2008.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

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

A summary of the Company's stock options as of August 31, 2008, and changes during the period then ended is presented below:


                                          Number of Options    Weighted average exercise       Weighted average remaining
                                                                    Price per share            Contractual life (in years)
______________________________________________________________________________________________________________________________

OUTSTANDING AT MAY 31, 2007                   1,500,000                  1.00                             9.94
Granted during the period                        350,000                 1.20                               -
Exercised during the year                         -                        -                                -
______________________________________________________________________________________________________________________________

OUTSTANDING AT MAY 31, 2008                   1,850,000                  1.04                             9.12
Granted during the period                         -                        -                                -
Exercised during the period                       -                        -                                -
______________________________________________________________________________________________________________________________

OUTSTANDING AT AUGUST 31, 2008                1,850,000                  $1.04                            8.87
==============================================================================================================================


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

MANAGEMENT FEES
During the period ended August 31, 2008, the Company incurred no management fees to officers and directors (August 31, 2007 - $60,000).

The above  transactions  have been in the normal  course of  operations  and, in
management's   opinion,   undertaken   with  similar  terms  and  conditions  as
transactions with unrelated parties.

NOTE 7 - SHAREHOLDER'S LOAN
________________________________________________________________________________

On November 14, 2006, a significant shareholder of the Company advanced $100,000 on behalf of the Company regarding a previous property option agreement. Additional advances of $303,500 and $795,000 were received during the years ended May 31, 2007 and May 31, 2008, respectively. During the period ended August 31, 2008, an additional $300,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, bear interest at 10% per annum, and have no set terms of repayment. The total amount outstanding as of August 31, 2008 including accrued interest is $1,622,285 (May 31, 2008 - $1,287,602).

NOTE 8 - CONTINGENCY
________________________________________________________________________________

During July 2007, the Company terminated the President's employment for cause. The President has since made certain false allegations against the Company, as specifically described in the body of the Company's February 29, 2008 filing on Form 10-QSB. Although the Company refutes these allegations and believes termination was justified, it is possible that the Company may be exposed to a loss contingency. However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.

NOTE 9 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of August 31, 2008, the Company had net operating loss carry forwards of approximately $5,077,000 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008 (UNAUDITED)
________________________________________________________________________________

NOTE 10 - SUBSEQUENT EVENTS
________________________________________________________________________________

During the year ended May 31, 2008, the Company received an aggregate of $400,000 towards a private placement offering of 400,000 Units at $1.00 per Unit with each Unit consisting of one common share of the Company's common stock. Subsequent to the period on September 9, 2008, 400,000 shares of our restricted common stock were issued in connection with this private placement.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Geneva Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Quarterly Report on Form 10-Q that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Geneva Resources, Inc. was incorporated under the laws of the State of Nevada on April 5, 2004 under the name "Revelstoke Industries, Inc." for the purpose of reclaiming and stabilizing land in preparation for construction in Canada. Effective November 27, 2006, we changed our name to "Geneva Gold Corp.". Subsequently, effective March 1, 2007, we changed our name to "Geneva Resources, Inc.".

CURRENT BUSINESS OPERATIONS

We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North America and internationally. As of the date of this Quarterly Report, our mineral interests consist mainly of option agreements on exploration stage properties as discussed below. We have not established any proven or probable reserves on our mineral property interests.

MINERAL PROPERTIES

VILCORO GOLD PROPERTY

On January 22, 2007, we entered into a letter of intent with St. Elias Mines Ltd. ("St Elias"), pursuant to which St. Elias proposed to grant to us an option to acquire not less than an undivided 66% legal, beneficial and registerable interest in certain mining leases in Peru including St. Elias' option to earn a 95% interest in the Vilcoro Gold Property project comprised of approximately 600 hectares in Peru (collectively, the "Vilcoro Properties").

On February 23, 2007, we entered into a formal property option agreement (the "Vilcoro Option Agreement") with St. Elias pursuant to which St. Elias granted to us an option to acquire not less than the undivided 66% legal, beneficial and registerable interest in the Vilcoro Properties (the "Vilcoro Option").

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

In accordance with the terms and provisions of the Vilcoro Option Agreement, we are further required to: (i) issue to St. Elias 50,000 shares of our restricted common stock on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which as of the date of this Quarterly Report have been issued); and (ii) incur costs totaling $2,5000,000 as follows: (a) expenditures of $500,000 are to be incurred on or before the 12-month anniversary of execution of the Vilcoro Option Agreement of which $561,000 has been advanced from inception of the agreement till the date of this Quarterly Report (which date has been subsequently extended indefinitely based on the June 2008 Extension Agreement); (b) second expenditure of $750,000 is to be incurred on or before the 24-month anniversary of execution of the Vilcoro Option Agreement; and (iii) third expenditure of $1,250,000 is to be incurred on or before the 36-month anniversary of execution of the Vilcoro Option Agreement.

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

PHASE I EXPLORATION PROGRAM. As of the date of this Quarterly Report, we are engaged in our Phase I exploration program. The Vilcoro Property comprises approximately 1,600 hectares and lies along the game geological belt of Tertiary rocks that host deposits in northern Peru, such as Newmont's Yanacocha Mine and Barrick's Pierina deposit. Management believes that the Vilcoro Property is favorably located adjacent to the claim block that covers the Lagunas Norte mine recently put into production by Barrick Gold in the Alto Chicama mining district of central Peru.

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

During 2007, certain disputes arose between the Company and Petaquilla which were resolved during 2008 by way of a settlement agreement (the "Settlement"), mutual release and the ultimate termination of the original option agreement.

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

As of May 31, 2008, the Company had received $100,000 and the return of the 4,000,000 restricted shares of the Company's common stock with an estimated fair value of $5,440,000. In addition, the Company recorded the 100,000 common shares of Petaquilla, with an estimated fair value of $270,000, as accounts receivable as of May 31, 2008. The total proceeds of $5,810,000 was included in amounts recorded as gain on settlements during 2008.


RESULTS OF OPERATION

THREE MONTH PERIOD ENDED AUGUST 31, 2008 COMPARED TO THREE MONTH PERIOD ENDED AUGUST 31, 2007.

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the three month period ended August 31, 2008 and August 31, 2007, which financial statements are included elsewhere in this Quarterly Report.


___________________________________________________________________________________________________________________________
                                            THREE MONTH PERIOD ENDED  THREE MONTH PERIOD ENDED   APRIL 5, 2004 (INCEPTION)
                                                AUGUST 31, 2008            AUGUST 31, 2007           TO AUGUST 31, 2008
                                                  (UNAUDITED)                (UNAUDITED)                 (UNAUDITED)
___________________________________________________________________________________________________________________________
REVENUE                                                -0-                        -0-                     $ 46,974
___________________________________________________________________________________________________________________________
DIRECT COSTS                                           -0-                        -0-                       56,481
___________________________________________________________________________________________________________________________
GROSS MARGIN (LOSS)                                    -0-                        -0-                       (9,507)
___________________________________________________________________________________________________________________________
GENERAL AND ADMINISTRATIVE EXPENSES
___________________________________________________________________________________________________________________________
  Office and general                                 7,130                     18,026                      134,055
___________________________________________________________________________________________________________________________
  Consulting fees                                   83,688                     15,000                      601,715
___________________________________________________________________________________________________________________________
  Marketing expenses                                   -0-                        -0-                      894,738
___________________________________________________________________________________________________________________________
  Management fees                                      -0-                     60,000                    1,241,406
___________________________________________________________________________________________________________________________
  Mineral property expenditures                    100,000                    180,834                    8,268,312
___________________________________________________________________________________________________________________________
  Professional fees                                 67,871                     55,105                      748,594
___________________________________________________________________________________________________________________________
NET OPERATING LOSS                               ($258,689)                 ($328,965)                 (11,888,820)
___________________________________________________________________________________________________________________________
OTHER INCOME(EXPENSE)
___________________________________________________________________________________________________________________________
   INTEREST EXPENSE                                (34,683)                   (12,148)                    (123,785)
___________________________________________________________________________________________________________________________
   Net gain on settlements                             -0-                        -0-                    5,590,784
___________________________________________________________________________________________________________________________
TOTAL OTHER INCOME(EXPENSE)                        (34,683)                   (12,148)                   5,466,999
___________________________________________________________________________________________________________________________
NET INCOME (LOSS)                                ($293,372)                 ($341,113)                 ($6,431,328)
___________________________________________________________________________________________________________________________


Our net loss during the three month period ended August 31, 2008 was approximately ($293,370) compared to a net loss of ($341,110) for the three month period ended August 31, 2007 (a decrease of $47,740).

During the three month periods ended August 31, 2008 and August 31, 2007, respectively, we did not generate any revenue. During the three month period ended August 31, 2008, we incurred general and administrative expenses in the aggregate amount of $293,372 compared to $341,113 incurred during the three month period ended August 31, 2007 (a decrease of $47,741). The operating expenses incurred during the three month period ended August 31, 2008 consisted of: (i) office and general of $7,130 (2007: $18,026); (ii) consulting fees of $83,688 (2007: $15,000); (iii) management fees of $-0- (2007: $60,000); (iv)
mineral property expenditures of $100,000 (2007: $180,834); and (v) professional fees of $67,871 (2007: $55,105); and interest expenses of $34,683 (2007:
$12,148. The decrease in expenses incurred during the three month period ended August 31, 2008 compared to the three month period ended August 31, 2007 resulted primarily from a decrease in management fees and a decrease in mineral property expenditures based upon the current status of the scale and scope of exploratory and acquisition programs.

The decrease in net loss during the three month period ended August 31, 2008 compared to the three month period ended August 31, 2007 is attributable primarily to the decrease in management fees and mineral property expenditures. Management fees and mineral property expenditures incurred during the three month period ended August 31, 2008 decreased due to the decrease in acquisition and development of our mineral properties and related contracted services. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the three month period ended August 31, 2008 was ($293,372) or ($0.01) per share compared to a net loss of ($341,113) or ($0.01) per share for the three month period ended August 31, 2007. The weighted average number of shares outstanding was 38,136,862 at August 31, 2008 compared to 41,200,000 at August 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED AUGUST 31, 2008

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at period ended August 31, 2008, our current assets were $272,034 and our current liabilities were $1,803,956, resulting in a working capital deficit of $1,531,922. As at period ended August 31, 2008, our total assets were $437,044 compared to total assets of $444,366 as at fiscal year ended May 31, 2008. Total assets as at period ended August 31, 2008 consisted of: (i) $1,604 in cash; (ii) $270,430 in other receivable; and (iii) $165,010 in deposit on property. As at period ended August 31, 2008, our current liabilities were $1,803,956 compared to current liabilities of $1,517,906 as at May 31, 2008. Our current liabilities consisted of: (i) $151,671 in accounts payable and accrued liabilities; (ii) $1,622,285 in shareholder's loan and accrued interest; and (iii) $30,000 due to related parties. The increase in current liabilities was primarily due to the increase in shareholder's loan and accounts payable and accrued liabilities relating to the scale and scope of business activity.

Stockholders' deficit increased from ($1,073,540) as at May 31, 2008 to ($1,366,912) as at August 31, 2008.

We have not generated positive cash flows from operating activities. For the three month period ended August 31, 2008, net cash flow used in operating activities was ($307,752) compared to net cash flow used in operating activities of ($426,213) for the three month period ended August 31, 2007. Net cash flow used in operating activities during the three month period ended August 31, 2008 consisted primarily of a net loss of ($293,372) changed by ($430) in other receivable, ($48,633) in accounts payable and accrued liabilities and $34,683 in accrued interest on shareholder's loan.

During the three month period ended August 31, 2008, net cash flow provided by financing activities was $300,000 compared to net cash flow from financing activities of $525,000 for the three month period ended August 31, 2007. Net cash flow provided from financing activities during the three month period ended August 31, 2008 pertained primarily to $300,000 received as proceeds from shareholder loans.

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

During fiscal year ended May 31, 2008, we received $400,000 towards a planned private placement of units to be offered at $1.00 per unit. Each unit was to consist of one share of our restricted common stock and one warrant to acquire an additional share of common stock at an exercise price of $1.50 for twelve months (the "Units(s)"). During February 2008, we revised the terms of the private placement of Units, which are now to be offered at $1.00 per unit consisting of one share of restricted common stock. The private placement offering is under Regulation S of the Securities Act.

As of the date of this Quarterly Report, we have issued 400,000 shares of our restricted common stock in connection with this private placement offering.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report and other than as disclosed below, we do not have any material commitments for fiscal year
2008/2009.

VILCORO OPTION AGREEMENT

Under the terms of the Vilcoro Option Agreement and in order to exercise the Vilcoro Option, we are required to make the following non-refundable cash payments to St. Elias aggregating $350,000 as follows: (i) $50,000 within five business days from the execution of the Vilcoro Option Agreement which, as of the date of this Quarterly Report, has been paid; (ii) $100,000 cash and 50,000 shares of the Company's common stock are due on or before the 12-month anniversary of execution of the Vilcoro Option Agreement; and (iii) $200,000 due on or before the 24-month anniversary of execution of the Vilcoro Option Agreement. In accordance with further terms and provisions of the Vilcoro Option Agreement, we are further required to incur costs totaling $2,500,000 as follows: (a) expenditure of $500,000 to be incurred on or before the 12-month anniversary of execution of the Vilcoro Option Agreement, (b) second expenditure of $750,000 to be incurred on or before the 24-month anniversary of execution of the Vilcoro Option Agreement; and (iii) third expenditure of $1,250,000 to be incurred on or before the 36-month anniversary of execution of the Vilcoro Option Agreement.

On December 1, 2007, we entered into the December 2007 Extension Agreement. The December 2007 Extension Agreement acknowledges that in accordance with the terms and provisions of the Vilcoro Option Agreement, we must incur and pay exploration expenditures of not less than $500,000 prior to January 17, 2008 (the "Exploration Expenditures"), and provides us an extension until March 31, 2008 to incur and pay such Exploration Expenditures. As of the date of this Quarterly Report since inception of this agreement, we have incurred $561,000.

On March 28, 2008, we entered into the March 2008 Extension Agreement. The March 2008 Extension Agreement acknowledges that in accordance with the terms and provisions of the December 2007 Extension Agreement, we must incur and pay the Exploration Expenditures prior to March 31, 2008, and provides us an extension until June 30, 2008 to incur and pay such Exploration Expenditures.

On June 4, 2008, we entered into the June 2008 Extension Agreement, which provides us with an indefinite extension to pay such Exploration Expenditures based on the Operator's work schedule.

SHAREHOLDER LOAN

On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. Additional advances of $303,500 and $795,000 were received during fiscal years ended May 31, 2007 and May 31, 2008, respectively. During the three month period ended August 31, 2008, an additional $300,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, accrue interest at 10% per annum and have no established terms of repayment. As at August 31, 2008, we owe an aggregate of $1,622,285 in principal and accrued interest.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates. EXCHANGE RATE Our reporting currency is United States Dollars ("USD"). Since we have acquired properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, any potential revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of acquisition of property.

INTEREST RATE

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts to hedge existing risks for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our President/Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the six-month period ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There was no change in our internal control over financial reporting that occurred during the six months ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the three month period ended August 31, 2008.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-Q for the three month period ended August 31, 2008 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. However, during July 2007, we terminated the employment of Stacey Kivel, our then President, for cause. Subsequently, Ms. Kivel has made certain false allegations against us. Although we refute her allegations and believe termination was justified, it is possible that we may be exposed to a loss contingency, which cannot be reasonably estimated at this time. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT
31.1             Certification of the registrant's  Principal  Executive Officer under the Exchange Act Rules 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2             Certification of the registrant's  Principal  Financial Officer under the Exchange Act Rules 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1             Certification of the registrant's  Principal  Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GENEVA RESOURCES, INC.


Dated: October 10, 2008                       By: /s/ MARCUS JOHNSON
                                                  _____________________________
                                                      Marcus Johnson, President/
                                                      Chief Executive Officer



Dated: October 10, 2008                       By: /s/ D. BRUCE HORTON
                                                  _____________________________
                                                      D. Bruce Horton, Chief
                                                      Financial Officer