Form 10-Q
period 2008-11-30
Geneva Resources, Inc.
filed 2009-01-13
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the period ended November 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from ______ to _______


                         COMMISSION FILE NUMBER: 0-32593


                             GENEVA RESOURCES, INC.
                 ______________________________________________
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


            NEVADA                                               98-0441019
_______________________________                              ___________________
(STATE OR OTHER JURISDICTION OF                                I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


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


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $0.001PAR VALUE
          ___________________________________________________________
                                (TITLE OF CLASS)


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

Indicate the number of shares outstanding      Outstanding as of January 6, 2009
of each of the issuer's classes of common stock, as of the most practicable date:

Class
Common Stock, $0.001 par value                          38,536,862

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

                             GENEVA RESOURCES, INC.

                                    FORM 10-Q


                                                                            Page


Part I.   FINANCIAL INFORMATION                                               4

Item 1.   FINANCIAL STATEMENTS
             Balance Sheets                                                   5
             Statements of Operations (unaudited)                             6
             Statements of Cash Flows (unaudited)                             7
             Notes to Financial Statements (unaudited)                        8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         24

Item 4.   Controls and Procedures                                            24

Part II.  OTHER INFORMATION                                                  26

Item 1.   Legal Proceedings                                                  26

Item 1A.  Risk Factors                                                       26

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        26

Item 3.   Defaults Upon Senior Securities                                    26

Item 4    Submission of Matters to a Vote of Security Holders                27

Item 5.   Other Information                                                  27

Item 6.   Exhibits                                                           27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS











                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 2008
                                   (Unaudited)

                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                                                                              November 30,         May 31,
                                                                                  2008               2008
___________________________________________________________________________________________________________
                                                                              (unaudited)         (audited)
                                     ASSETS
CURRENT ASSETS

   Cash                                                                       $    63,037        $    9,356
   Other receivable                                                               270,430           270,000
___________________________________________________________________________________________________________

TOTAL CURRENT ASSETS                                                              333,467           279,356

   Deposit on property (Note 3a)                                                  165,010           165,010
___________________________________________________________________________________________________________

TOTAL ASSETS                                                                  $   498,477        $  444,366
===========================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                   $   175,798        $  200,304
   Due to related parties (Note 6)                                                 30,000            30,000
   Shareholder's loan and accrued interest  (Note 7)                            1,857,494         1,287,602
___________________________________________________________________________________________________________

                                                                                2,063,292         1,517,906
___________________________________________________________________________________________________________

GOING CONCERN CONTINGENCY AND COMMITMENTS (Notes 1 and 8)

STOCKHOLDERS' DEFICIT

   Capital stock (Note 4)
      Authorized  200,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      38,536,862 shares of common stock (May 31, 2008 - 38,136,862)                38,537            38,137
   Additional paid-in capital                                                   5,025,879         4,626,279
   Private placement subscriptions                                                      -           400,000
   Deficit accumulated during the exploration stage                            (6,629,231)       (6,137,956)
___________________________________________________________________________________________________________

TOTAL  STOCKHOLDERS' DEFICIT                                                   (1,564,815)       (1,073,540)
___________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $   498,477        $  444,366
===========================================================================================================


    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                                                  From inception
                                                                                                                  (April 5, 2004)
                                                   Three Months Ended                 Six Months Ended                  to
                                              November 30,     November 30,     November 30,     November 30,      November 30,
                                                  2008             2007            2008             2007               2008
_________________________________________________________________________________________________________________________________

REVENUE                                       $         -      $         -      $         -      $         -       $     46,974
_________________________________________________________________________________________________________________________________

DIRECT COSTS                                            -                -                -                -             56,481
_________________________________________________________________________________________________________________________________

GROSS MARGIN (LOSS)                                     -                -                -                -             (9,507)
_________________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                               2,190           18,967            9,320           33,433            136,245
   Consulting fees                                 75,220           15,000          158,907           30,000            676,934
   Marketing expenses                                   -            3,460                -            7,020            894,738
   Management fees                                      -            2,000                -           62,000          1,241,406
   Mineral property expenditures (Note 3)         (10,000)         154,089           90,000          334,923          8,258,312
   Professional fees                               90,284          130,489          158,155          185,594            838,878
_________________________________________________________________________________________________________________________________

TOTAL GENERAL & ADMINISTRATION EXPENSES          (157,694)        (324,005)        (416,382)        (652,970)       (12,046,513)
_________________________________________________________________________________________________________________________________

NET OPERATING LOSS                               (157,694)        (324,005)        (416,382)        (652,970)       (12,056,020)

OTHER INCOME (EXPENSE)

   Net gains on settlements                             -                -                -                -          5,590,784
   Interest expense                               (40,209)         (15,197)         (74,892)         (27,345)          (163,995)
_________________________________________________________________________________________________________________________________

TOTAL OTHER INCOME (EXPENSE)                      (40,209)         (15,197)         (74,892)         (27,345)         5,426,789
_________________________________________________________________________________________________________________________________

NET LOSS                                      $  (197,903)     $  (339,202)     $  (491,274)     $  (680,315)      $ (6,629,231)
=================================================================================================================================



BASIC LOSS PER COMMON SHARE                   $     (0.00)     $     (0.01)     $     (0.01)     $     (0.02)
=============================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
     - BASIC                                   38,497,302       41,205,055       38,316,097       41,202,514
=============================================================================================================


    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                                     April 5, 2004
                                                                       Six months ended      Six months ended       (inception) to
                                                                       November 30, 2008     November 30, 2007     November 30, 2008
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) for the period                                               $ (491,275)           $ (680,315)         $ (6,629,231)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash mineral property expenditures (recoveries)                           -                15,000             7,415,000
      Non-cash net gain on settlement                                               -                     -            (5,490,784)
      Stock-based compensation                                                      -                     -             1,354,171
   Changes in operating assets and liabilities:
      Other receivable                                                           (430)                    -                  (430)
      Property deposits                                                             -                     -              (100,010)
      Accrued interest on shareholder's loan                                   74,892                27,345               163,995
      Due to related parties                                                        -                44,000               116,500
      Accounts payable and accrued liabilities                                (24,506)             (134,360)              966,160
____________________________________________________________________________________________________________________________________

                                                                             (441,319)             (728,330)           (2,204,629)
____________________________________________________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on sale and subscriptions of common stock                               -               400,000               574,166
   Proceeds from shareholder advances                                         495,000               325,000             1,693,500
____________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     495,000               725,000             2,267,666
____________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                53,681                (3,330)               63,037

CASH, BEGINNING                                                                 9,356                 5,749                     -
____________________________________________________________________________________________________________________________________

CASH, ENDING                                                               $   63,037            $    2,419          $     63,037
====================================================================================================================================



SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND
FINANCING ACTIVITIES

   Shares issued for settlement of liability                               $        -            $        -          $  1,096,078
====================================================================================================================================

   Shares issued as deposit on mineral property purchase option            $        -            $        -          $     65,000
====================================================================================================================================

   Other receivable due in shares                                          $        -            $        -          $    270,000
====================================================================================================================================


                      The accompanying notes are an integral part of these financial statements


GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


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

GOING CONCERN

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $6,629,231. As at November 30, 2008, the Company has a working capital deficit of $1,729,825. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2008 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2008, are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.


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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


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

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized.

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

ASSET RETIREMENT OBLIGATIONS

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of November 30, 2008, any potential costs relating to the ultimate disposition of the Company's mineral property interests are not yet determinable.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2008, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To November 30, 2008, the Company has not recorded any translation adjustments into stockholders' equity.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS ("SFAS 163"). SFAS 163 clarifies how SFAS 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for the Company's interim period commencing June 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which were effective for the Company's interim period commencing June 1, 2008. Management does not expect the adoption of SFAS 163 to have a material impact on the Company's financial position, cash flows and results of operations.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company beginning in the first quarter of 2009. The Company has determined that the adoption of SFAS 161 during the period did not have any material impact on the Company's results of operations or financial position

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests and will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


NOTE 3 -MINERAL EXPLORATION PROPERTIES (CONTINUED)
________________________________________________________________________________

(A) VILCORO GOLD PROPERTY (CONTINUED)

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

The Company is also required to incur costs totaling $2,500,000 as follows:

     1. expenditures of $500,000 are to be incurred on or before the twelve month anniversary (subsequently indefinitely extended as described above) of the signing of the Property Option Agreement. ($551,000 was incurred from the inception of the agreement through November 30,
          2008)

     2. expenditures of $750,000 are to be incurred on or before the twenty-fourth-month anniversary of the signing of the Property Option Agreement; and

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

On November 10, 2008, the Company commenced legal proceedings in the Supreme Court of British Columbia, Canada against each of St. Elias and John Brophy P. Geol. The Company is seeking rescission of the property option agreement and the return of all funds and shares advanced by the Company to St. Elias. The Company alleges that St. Elias failed to properly discharge its duty as an operator of the Vilcoro Property and also alleges that each of St. Elias and John Brophy failed to provide the Company complete and accurate information relating to the ownership of the Vilcoro Property and to the ownership of the adjacent property, including failing to disclose that John Brophy and his wife had an interest in the Vilcoro Property and the adjacent property. The Company also has alleged that St. Elias used some of the exploration funds provided by the Company to fund the exploration of the adjoining property.

A statement of Defence was filed by St. Elias and John Brophy on December 23, 2008, denying the majority of the allegations made by Geneva Resources. In addition St. Elias and John Brophy also filed a counter claim against Geneva for abuse of process and punitive damages . All allegations of Geneva, St. Elias and John Brophy remain to be proved in Court.

During the period, the Company recorded a mineral property recovery of $50,000 in connection with the return of funds originally paid into trust to fund exploration activities.

(B)  SAN JUAN PROPERTY

On November 16, 2006, the Company entered into a Property Option Agreement with Petaquilla Minerals Ltd ("Petaquilla"). Petaquilla therein granted the Company the sole and exclusive option to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama owned and controlled by Petaquilla's wholly-owned subsidiary.

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


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


NOTE 4 - STOCKHOLDERS' DEFICIT
________________________________________________________________________________

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

On January 31, 2008, the Company issued 50,000 common shares to St. Elias Mines Ltd. with a fair value of $65,000 in connection with the Vilcoro Gold Property Option Agreement (Refer Note 3a).

On March 14, 2008, the Company returned to treasury the 4,000,000 common shares with a fair value of $5,440,000 in connection with the settlement with Petaquilla (Refer to Note 3b).

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)
________________________________________________________________________________

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


NOTE 5 - STOCK OPTION PLAN
________________________________________________________________________________

On May 9, 2007, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine. On May 9, 2007, the Board of Directors of the Company ratified and approved under the Company's existing Stock Option Plan the issuance of 1,500,000 shares for ten years at $1.00 per share.

On May 9, 2007, the Company granted 1,500,000 stock options to officers, directors and consultants of the Company at $1.00 per share. The term of these options are ten years. The total fair value of these options at the date of grant was $965,671, and was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 4.49%, a dividend yield of 0% and expected volatility of 164% and was recorded as a stock based compensation expense in the year ended May 31, 2007.

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

A summary of the Company's stock options as of November 30, 2008, and changes during the period then ended is presented below:

                                                   Weighted      Weighted
                                                   average       average
                                                   exercise      remaining
                                     Number of     Price         Contractual
                                      Options      per share     life (in years)
________________________________________________________________________________

OUTSTANDING AT MAY 31, 2007          1,500,000        1.00            9.94
Granted during the period                    -        1.20               -
Exercised during the year                    -           -               -
________________________________________________________________________________

OUTSTANDING AT MAY 31, 2008          1,500,000        1.04            9.12
Granted during the period              350,000           -               -
Exercised during the period                  -           -               -
________________________________________________________________________________

OUTSTANDING AT NOVEMBER 30, 2008     1,850,000       $1.04            8.62
================================================================================


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

MANAGEMENT FEES

In July 2007 the Company terminated the former President's employment for cause. As of November 30, 2008 the Company had accrued $30,000 in management fees still owing to its former president. (Refer Note 8)

On May 29, 2008, the Company issued 86,500 common shares at $1.25 per share totaling $108,125, in settlement of $86,500 in debt owed by the Company to the president of the Company resulting in a $21,625 loss on the debt settlement.

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 (UNAUDITED)
________________________________________________________________________________


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)
________________________________________________________________________________

MANAGEMENT FEES (CONTINUED)

During the period ended November 30, 2008, the Company incurred no management fees to officers and directors (November 30, 2007 - $62,000).

The above  transactions  have been in the normal  course of  operations  and, in
management's   opinion,   undertaken   with  similar  terms  and  conditions  as
transactions with unrelated parties.


NOTE 7 - SHAREHOLDER'S LOAN
________________________________________________________________________________

On November 14, 2006, a significant shareholder of the Company advanced $100,000 on behalf of the Company regarding a previous property option agreement. Additional advances of $303,500 and $795,000 were received during the years ended May 31, 2007 and May 31, 2008, respectively. During the period ended November 30, 2008, an additional $495,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, bear interest at 10% per annum, and have no set terms of repayment. The total amount outstanding as of November 30, 2008 including accrued interest is $1,857,494 (May 31, 2008 - $1,287,602).


NOTE 8 - CONTINGENCY
________________________________________________________________________________

During July 2007, the Company terminated the former President's employment for cause. The former President has since made certain false allegations against the Company, as specifically described in the body of the Company's February 29, 2008 filing on Form 10-QSB. Although the Company refutes these allegations and believes termination was justified, it is possible that the Company may be exposed to a loss contingency. However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.


NOTE 9 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of November 30, 2008, the Company had net operating loss carry forwards of approximately $5,275,000 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Under the terms of the Vilcoro Option Agreement and in order to exercise the Vilcoro Option, we were required to make the following non-refundable cash payments to St. Elias aggregating $350,000 as follows: (i) $50,000 within five business days from the execution of the Vilcoro Option Agreement, which as of the date of this Quarterly Report, was paid; (ii) $100,000 due on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which was paid); and (iii) $200,000 due on or before the 24-month anniversary of execution of the Vilcoro Option Agreement.

In accordance with the terms and provisions of the Vilcoro Option Agreement, we were further required to: (i) issue to St. Elias 50,000 shares of our restricted common stock on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which as of the date of this Quarterly Report have been issued); and (ii) incur costs totaling $2,5000,000 as follows: (a) expenditures of $500,000 were to be incurred on or before the 12-month anniversary of execution of the Vilcoro Option Agreement of which $551,000 had been advanced from inception of the agreement until the date of this Quarterly Report (which date was subsequently extended indefinitely based on the June 2008 Extension Agreement); (b) second expenditure of $750,000 was to be incurred on or before the 24-month anniversary of execution of the Vilcoro Option Agreement; and (iii) third expenditure of $1,250,000 was to be incurred on or before the 36-month anniversary of execution of the Vilcoro Option Agreement.

Under further terms of the Vilcoro Option Agreement: (i) St. Elias would have been the operator (the "Operator") of the Vilcoro Properties and would have received an 8% operator fee on all exploration expenditures; (ii) once we exercised the Vilcoro Option, we agreed to pay 100% of all on-going exploration, development and production costs until commercial production (the "Production Costs"); and (iii) we would have had the right to receive 100% of any cash flow from commercial production of the Vilcoro Properties until we recouped the Production Costs after which the cash flow would have been allocated 66% to us and 34% to St. Elias.

PHASE I EXPLORATION PROGRAM. We were previously engaged in our Phase I exploration program. The Vilcoro Property comprised approximately 1,600 hectares and lay along the game geological belt of Tertiary rocks that host deposits in northern Peru, such as Newmont's Yanacocha Mine and Barrick's Pierina deposit. A total of 256 channel samples and 28 check samples had been collected from outcrops, trenches and underground workings, which sample preparation and analytical work was undertaken at ALS Chemex SA Laboratory (an ISO-certified facility) in Lima Peru, using standard industry practice fire assay with an atomic absorption finish. Most of the channel samples were three to five meters long. This work defined two mineralized trends referred to as the Main Trend and the South Trend. Six individual mineralized zones (Zones 1 through 6) had been identified within the Main Trend and three individual mineralized zones (Zones A through C) had been identified within the South Trend. The South Trend laid approximately 200 meters to the south of the Main Trend and comprised an east-west alignment (parallel to the Main Trend) of mineralized hydrobreccia occurrences in three zones.

On approximately April 9, 2008, we received a technical report (the "Technical Report") in accordance with the provisions of National Instrument 43-101 of the Canadian Securities Administrators on the Vilcoro Properties. The Technical Report was authored by John A. Brophy, P.Geo., who has thirty-two years of continuous geological experience on exploring for a variety of commodities including gold, copper, zinc, lead, uranium and silver. Based on the contents of the Technical Report, management was pleased with the evidence of disseminated mineralization on the Vilcoro Properties with average ore grades of 0.8 g/t, and previously continued fieldwork at Vilcoro Properties with emphasis on additional trenching between the individual zones on the Main Trend. The Technical Report is available on our website at WWW.GENEVARESOURCESINC.COM.

LITIGATION AND STATEMENT OF CLAIM. On November 6, 2008, we filed a Writ of Summons and Statement of Claim (collectively, the "Statement of Claim") against St. Elias and John A. Brophy ("Brophy") in the Supreme Court of British Columbia. The Statement of Claim relates to the Property Option Agreement.

The Statement of Claim alleges the following claims: (i) in tort against Brophy alleging non-disclosure of material facts and complete and accurate information relating to the ownership of the Vilcoro Property and to the ownership of the adjacent property, including failing to disclose that Brophy and his wife had an interest in the Vilcoro Property and the adjacent property, which entitles us to rescind the Property Option Agreement and return of an aggregate of $150,000 paid to St. Elias under the Property Option Agreement, an aggregate of $486,000 paid in exploration expenditures, and 50,000 shares of our common stock issued to St. Elias; (ii) breach of the Property Option Agreement relating to the failure by St. Elias to provide to us all data and information in its possession or under its control relating to St. Elias' exploration activities on and in the vicinity of the Vilcoro Properties; and (iii) breach of the Technical Services Agreement by failure of St. Elias to timely prepare and provide a budget or work programs or to expeditiously advance the work on the Vilcoro Properties and diversion by St. Elias of money, time and resources.

As of the date of this Quarterly Report, we are seeking to rescind the Property Option Agreement and the Technical Services Agreement and damages associated with tortious misrepresentation and breach, punitive or exemplary damages. See "Part II. Other Information. Item 1. Legal Proceedings".

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

During 2007, certain disputes arose between us and Petaquilla which were resolved during 2008 by way of a settlement agreement (the "Settlement"), mutual release and the ultimate termination of the Petaquilla Option Agreement. Pursuant to the terms of the Settlement: (i) Petaquilla shall issue 100,000 shares of its common stock to us, subject to pooling and release in four equal monthly tranches commencing no later than December 31, 2008 and certain other conditions, (ii) the 4,000,000 shares of the restricted common stock previously issued by us to Petaquilla shall be returned to us; and (iii) the $100,000 previously paid by us in order to exercise the initial portion of the Option shall be returned to us.

As of May 31, 2008, we received $100,000 and the return of the 4,000,000 restricted shares of our common stock with an estimated fair value of $5,440,000. In addition, we recorded the 100,000 common shares of Petaquilla, with an estimated fair value of $270,000, as accounts receivable as of May 31, 2008. The total proceeds of $5,810,000 was included in amounts recorded as gain on settlements during 2008.

RESULTS OF OPERATION

SIX MONTH PERIOD ENDED NOVEMBER 30, 2008 COMPARED TO SIX MONTH PERIOD ENDED NOVEMBER 30, 2007.

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the six month period ended November 30, 2008 and November 30, 2007, which financial statements are included elsewhere in this Quarterly Report.


                                        SIX MONTH PERIOD     SIX MONTH PERIOD
                                         ENDED NOVEMBER       ENDED NOVEMBER      APRIL 5, 2004 (INCEPTION)
                                            30, 2008             30, 2007           TO NOVEMBER 30, 2008
                                          (UNAUDITED)          (UNAUDITED)               (UNAUDITED)
                                        ___________________________________________________________________

REVENUE                                          -0-                  -0-               $     46,974
DIRECT COSTS                                     -0-                  -0-                     56,481
GROSS MARGIN (LOSS)                              -0-                  -0-                     (9,507)
GENERAL AND ADMINISTRATIVE EXPENSES
  Office and general                           9,320               33,433                    136,245
  Consulting fees                             158,907              30,000                    676,934
  Marketing expenses                             -0-                7,020                    894,738
  Management fees                                -0-               62,000                  1,241,406
  Mineral property expenditures               90,000              334,923                  8,258,312
  Professional fees                          158,155              185,594                    838,878
NET OPERATING LOSS                         ($416,382)           ($652,970)               (12,056,020)
OTHER INCOME(EXPENSE)
  Interest expense                           (74,892)             (27,345)                  (163,995)
  Net gain on settlements                        -0-                  -0-                  5,590,784
TOTAL OTHER INCOME(EXPENSE)                  (74,892)             (27,345)                 5,426,789
NET INCOME (LOSS)                          ($491,274)           ($680,315)              $ (6,629,231)


Our net loss during the six month period ended November 30, 2008 was approximately ($491,274) compared to a net loss of ($680,315) for the six month period ended November 30, 2007 (a decrease of $189,041).

During the six month periods ended November 30, 2008 and November 30, 2007, respectively, we did not generate any revenue. During the six month period ended November 30, 2008, we incurred general and administrative expenses in the aggregate amount of $416,382 compared to $652,970 incurred during the six month period ended November 30, 2007 (a decrease of $236,588). The operating expenses incurred during the six month period ended November 30, 2008 consisted of: (i) office and general of $9,320 (2007: $33,433); (ii) consulting fees of $158,907 (2007: $30,000); (iii) marketing expenses of $-0- (2007: 7,020); (iv) management fees of $-0- (2007: $62,000); (v) mineral property expenditures of $90,000 (2007: $334,923); (vi) professional fees of $158,155 (2007: $185,594); and (vii)
interest expenses of $74,892 (2007: $27,345). The decrease in expenses incurred during the six month period ended November 30, 2008 compared to the six month period ended November 30, 2007 resulted primarily from a decrease in management fees and a decrease in mineral property expenditures based upon the current status of the scale and scope of exploratory and acquisition programs.

The decrease in net loss during the six month period ended November 30, 2008 compared to the six month period ended November 30, 2007 is attributable primarily to the decrease in management fees and mineral property expenditures. Management fees and mineral property expenditures incurred during the six month period ended November 30, 2008 decreased due to the decrease in acquisition and development of our mineral properties and related contracted services. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the six month period ended November 30, 2008 was ($491,274) or ($0.01) per share compared to a net loss of ($680,315) or ($0.01) per share for the six month period ended November 30, 2007. The weighted average number of shares outstanding was 38,316,097 at November 30, 2008 compared to 41,202,514 at November 30, 2007.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2008 COMPARED TO THREE MONTH PERIOD ENDED NOVEMBER 30, 2007.

Our net loss during the three month period ended November 30, 2008 was approximately ($197,903) compared to a net loss of ($339,202) for the three month period ended November 30, 2007 (a decrease of $141,299).

During the three month periods ended November 30, 2008 and November 30, 2007, respectively, we did not generate any revenue. During the three month period ended November 30, 2008, we incurred general and administrative expenses in the aggregate amount of $157,694 compared to $324,005 incurred during the three month period ended November 30, 2007 (a decrease of $166,311). The operating expenses incurred during the three month period ended November 30, 2008 consisted of: (i) office and general of $2,190 (2007: $18,967); (ii) consulting fees of $75,220 (2007: $15,000); (iii) management fees of $-0- (2007: $2,000);
(iv) marketing expenses of $-0- (2007: 3,460); (v) mineral property expenditures of ($10,000) (2007: $154,089); (vi) professional fees of $90,284 (2007:
$130,489); and (vi) interest expenses of $40,209 (2007: $15,197. The decrease in expenses incurred during the three month period ended November 30, 2008 compared to the three month period ended November 30, 2007 resulted primarily from a decrease in professional fees and a decrease in mineral property expenditures based upon the current status of the scale and scope of exploratory and acquisition programs.

The decrease in net loss during the three month period ended November 30, 2008 compared to the three month period ended November 30, 2007 is attributable primarily to the decrease in professional fees and mineral property expenditures. Professional fees and mineral property expenditures incurred during the three month period ended November 30, 2008 decreased due to the decrease in acquisition and development of our mineral properties and related contracted services.

Our net loss during the three month period ended November 30, 2008 was ($197,903) or ($0.00) per share compared to a net loss of ($339,202) or ($0.01)
per share for the three month period ended November 30, 2007. The weighted average number of shares outstanding was 38,497,302 at November 30, 2008 compared to 41,205,055 at November 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED NOVEMBER 30, 2008

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at period ended November 30, 2008, our current assets were $333,467 and our current liabilities were $2,063,292, resulting in a working capital deficit of $1,729,825. As at period ended November 30, 2008, our total assets were $498,477 compared to total assets of $444,366 as at fiscal year ended May 31, 2008. Total assets as at period ended November 30, 2008 consisted of: (i) $63,037 in cash;
(ii) $270,430 in other receivable; and (iii) $165,010 in deposit on property. As at period ended November 30, 2008, our current liabilities were $2,063,292 compared to current liabilities of $1,517,906 as at May 31, 2008. Our current liabilities consisted of: (i) $175,798 in accounts payable and accrued liabilities; (ii) $1,857,494 in shareholder's loan and accrued interest; and
(iii) $30,000 due to related parties. The increase in current liabilities was primarily due to the increase in shareholder's loan and accounts payable and accrued liabilities relating to the scale and scope of business activity.

Stockholders' deficit increased from ($1,073,540) as at May 31, 2008 to ($1,564,815) as at November 30, 2008.

We have not generated positive cash flows from operating activities. For the six month period ended November 30, 2008, net cash flow used in operating activities was ($441,319) compared to net cash flow used in operating activities of ($728,330) for the six month period ended November 30, 2007. Net cash flow used in operating activities during the six month period ended November 30, 2008 consisted primarily of a net loss of ($491,275) changed by ($430) in other receivable, ($24,506) in accounts payable and accrued liabilities and $74,892 in accrued interest on shareholder's loan.

During the six month period ended November 30, 2008, net cash flow provided by financing activities was $495,000 compared to net cash flow from financing activities of $725,000 for the six month period ended November 30, 2007. Net cash flow provided from financing activities during the six month period ended November 30, 2008 pertained primarily to $495,000 received as proceeds from shareholder advances.

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

SHAREHOLDER LOAN

On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. Additional advances of $303,500 and $795,000 were received during fiscal years ended May 31, 2007 and May 31, 2008, respectively. During the six month period ended November 30, 2008, an additional $495,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, accrue interest at 10% per annum and have no established terms of repayment. As at November 30, 2008, we owe an aggregate of $1,857,494 in principal and accrued interest.

BADNER GROUP LLC

Effective April 4, 2008, we entered into a twelve-month engagement letter of agreement (the "Agreement") with Badner Group LLC ("Badner"). In accordance with the terms and provisions of the Agreement: (i) Badner provided us with general consulting and public relations services and, more specifically, relating to business development and affairs in Peru relative to our interest in developing and expanding our business in Peru and acquiring mining properties; and (ii) we paid to Badner a monthly fee of $15,000.

As of the date of this Quarterly Report, the Agreement has been terminated. As of November 30, 2008, we owe an aggregate of $30,000 to Badner.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in foreign currency and interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our President/Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the six month period ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There was no change in our internal control over financial reporting that occurred during the six months ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the six month period ended November 30, 2008.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-Q for the six month period ended November 30, 2008 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

STATEMENT OF CLAIM

On November 6, 2008, we filed a Writ of Summons and Statement of Claim (collectively, the "Statement of Claim") against St. Elias and John A. Brophy ("Brophy") in the Supreme Court of British Columbia. The Statement of Claim relates to the Property Option Agreement.

The Statement of Claim alleges the following claims: (i) in tort against Brophy alleging non-disclosure of material facts and complete and accurate information relating to the ownership of the Vilcoro Property and to the ownership of the adjacent property, including failing to disclose that Brophy and his wife had an interest in the Vilcoro Property and the adjacent property, which entitles us to rescind the Property Option Agreement and return of an aggregate of $150,000 paid to St. Elias under the Property Option Agreement, an aggregate of $486,000 paid in exploration expenditures, and 50,000 shares of our common stock issued to St. Elias; (ii) breach of the Property Option Agreement relating to the failure by St. Elias to provide to us all data and information in its possession or under its control relating to St. Elias' exploration activities on and in the vicinity of the Vilcoro Properties; and (iii) breach of the Technical Services Agreement by failure of St. Elias to timely prepare and provide a budget or work programs or to expeditiously advance the work on the Vilcoro Properties and diversion by St. Elias of money, time and resources.

As of the date of this Quarterly Report, we are seeking to rescind the Property Option Agreement and the Technical Services Agreement and damages associated with tortious misrepresentation and breach, punitive or exemplary damages.

Management  is not  aware of any other  legal  proceedings  contemplated  by any governmental authority or any other party involving us or our properties. However, during July 2007, we terminated the employment of Stacey Kivel, our then President, for cause. Subsequently, Ms. Kivel has made certain false allegations against us. Although we refute her allegations and believe termination was justified, it is possible that we may be exposed to a loss contingency, which cannot be reasonably estimated at this time. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION


RESIGNATION OF MEMBERS OF BOARD OF DIRECTORS

Effective on December 18, 2008, our Board of Directors accepted the resignation of Stephen Jewett dated December 18, 2008 as a member of our Board of Directors. There were no disagreements or disputes between us and Mr. Jewett. Therefore, the Board of Directors remains comprised of Marcus Johnson, D. Bruce Horton and Betrand Taquet.

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

                                   GENEVA RESOURCES, INC.


Dated: January 9, 2009
                                   By: /s/ MARCUS JOHNSON
                                       _____________________________________
                                           Marcus Johnson
                                           President/Chief Executive Officer



Dated: January 9, 2009
                                   By: /s/ D. BRUCE HORTON
                                       _____________________________________
                                           D. Bruce Horton
                                           Chief Financial Officer