Form 10-Q
period 2009-02-28
Geneva Resources, Inc.
filed 2009-04-14
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the period ended February 28, 2009


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from ______ to _______


                        COMMISSION FILE NUMBER: 000-51583


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


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $0.001PAR VALUE
                                (TITLE OF CLASS)


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

Indicate the number of shares  outstanding       Outstanding as of April 9, 2009
of each of the issuer's classes of common stock, as of the most practicable date:

Class
Common Stock, $0.001 par value                   38,536,862

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             GENEVA RESOURCES, INC.

                                    FORM 10-Q


Part I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
             Balance Sheets
             Statements of Operations (unaudited)
             Statements of Cash Flows (unaudited)
             Notes to Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Controls and Procedures

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 1A.  Risk Factors

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4    Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS











                             GENEVA RESOURCES, INC.

                              FINANCIAL STATEMENTS

                                FEBRUARY 28, 2009
                                   (Unaudited)

                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                FEBRUARY 28, 2009
                                   (UNAUDITED)


                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS

                                                                              February 28,         May 31,
                                                                                  2009              2008
                                                                              (unaudited)         (audited)
_____________________________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
   Cash                                                                       $      6,164       $      9,356
   Available for sale securities (Note 3(b))                                        17,000                  -
   Other receivable                                                                135,430            270,000
_____________________________________________________________________________________________________________

TOTAL CURRENT ASSETS                                                               158,594            279,356
   Deposit on property (Note 3(a))                                                 165,010            165,010
_____________________________________________________________________________________________________________

TOTAL ASSETS                                                                  $    323,604       $    444,366
=============================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                   $    196,239       $    200,304
   Due to related parties (Note 6)                                                       -             30,000
   Shareholder's loan and accrued interest  (Note 7)                             1,919,395          1,287,602
_____________________________________________________________________________________________________________

                                                                                 2,115,634          1,517,906
_____________________________________________________________________________________________________________

GOING CONCERN CONTINGENCY AND COMMITMENTS (Notes 1 and 8)

STOCKHOLDERS' DEFICIT
   Capital stock (Note 4)
      Authorized  200,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      38,536,862 shares of common stock (May 31, 2008 - 38,136,862)                 38,537             38,137
   Additional paid-in capital                                                    5,025,879          4,626,279
   Private placement subscriptions                                                      -             400,000
   Accumulated other comprehensive loss                                           (118,000)                 -
   Deficit accumulated during the exploration stage                             (6,738,446)        (6,137,956)
_____________________________________________________________________________________________________________

TOTAL  STOCKHOLDERS' DEFICIT                                                    (1,792,030)        (1,073,540)
_____________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $    323,604       $    444,366
=============================================================================================================


    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                                                    From inception
                                                     Three Months Ended                Nine Months Ended            (April 5, 2004)
                                                     February 28 or 29,                February 28 or 29,           to February 28,
                                                   2009             2008             2009             2008             2009
___________________________________________________________________________________________________________________________________

REVENUE                                         $         -      $         -      $         -      $         -       $     46,974
___________________________________________________________________________________________________________________________________

DIRECT COSTS                                              -                -                -                -             56,481
___________________________________________________________________________________________________________________________________

GROSS MARGIN (LOSS)                                       -                -                -                -             (9,507)
___________________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                 4,250            5,532           13,570           38,965            140,495
   Consulting fees                                   30,000           25,000          188,907           55,000            706,934
   Marketing expenses                                     -            9,820                -           16,840            894,738
   Management fees                                        -           25,000                -           87,000          1,241,406
   Mineral property expenditures (Note 3)                 -          230,539           90,000          565,462          8,258,312
   Professional fees                                 33,065           69,411          191,220          255,005            871,943
___________________________________________________________________________________________________________________________________

TOTAL GENERAL &
   ADMINISTRATION EXPENSES                          (67,315)        (365,302)        (483,697)      (1,018,272)       (12,113,828)
___________________________________________________________________________________________________________________________________

NET OPERATING LOSS                                  (67,315)        (365,302)        (483,697)      (1,018,272)       (12,123,335)
___________________________________________________________________________________________________________________________________

OTHER INCOME (EXPENSE)
   Net gains on settlements                               -                -                -                -          5,590,784
   Interest expense                                 (41,900)         (21,330)        (116,792)         (48,675)          (205,895)
___________________________________________________________________________________________________________________________________

TOTAL OTHER INCOME (EXPENSE)                        (41,900)         (21,330)        (116,792)         (48,675)         5,384,889
___________________________________________________________________________________________________________________________________

NET LOSS                                        $  (109,215)     $  (386,632)     $  (600,489)     $(1,066,947)      $ (6,738,446)
===================================================================================================================================


COMPREHENSIVE LOSS
   Net loss                                     $  (109,215)     $  (386,632)     $  (600,489)     $(1,066,947)      $ (6,738,446)

   Change in unrealized value of
      marketable securities                        (118,000)               -                -                -           (118,000)
___________________________________________________________________________________________________________________________________

COMPREHENSIVE LOSS                              $  (227,215)     $  (386,632)     $  (600,489)     $(1,066,947)      $ (6,856,446)



BASIC LOSS PER COMMON SHARE                     $     (0.00)     $     (0.01)     $     (0.02)     $     (0.03)
==============================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   - BASIC                                       38,536,862       41,226,484       38,389,953       41,210,474
==============================================================================================================


    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      April 5, 2004
                                                                       Nine months ended             (inception) to
                                                                         February 28,                 February 28,
                                                                    2009               2008               2009
___________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) for the period                                    $   (600,489)      $ (1,066,947)      $ (6,738,446)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Non-cash mineral property expenditures (recoveries)                  -             80,000          7,415,000
      Non-cash net gain on settlement                                      -                  -         (5,490,784)
      Stock-based compensation                                             -                  -          1,354,171
   Changes in operating assets and liabilities:
      Other receivable                                                  (430)                 -               (430)
      Property deposits                                                    -                  -           (100,010)
      Accrued interest on shareholder's loan                         116,792             48,675            205,895
      Due to related parties                                               -             69,000            116,500
      Accounts payable and accrued liabilities                       (34,065)          (113,025)           956,601
___________________________________________________________________________________________________________________

CASH FLOWS USED IN OPERATING ACTIVITIES                             (518,192)          (982,297)        (2,281,503)
___________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on sale and subscriptions of common stock                      -            400,000            574,167
   Proceeds from shareholder advances                                515,000            620,000          1,713,500
___________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                            515,000          1,020,000          2,287,667
___________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                       (3,192)            37,703              6,164

CASH, BEGINNING                                                        9,356              5,749                  -
___________________________________________________________________________________________________________________

CASH, ENDING                                                    $      6,164       $     43,452       $      6,164
===================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH
INVESTING AND FINANCING ACTIVITIES

   Shares issued for settlement of liability                    $          -       $          -       $  1,096,078
===================================================================================================================

   Shares issued as deposit on mineral property purchase
      option                                                    $          -       $          -       $     65,000
===================================================================================================================

   Other receivable due (received) in shares                    $   (135,000)      $          -       $    135,000
===================================================================================================================


    The accompanying notes are an integral part of these financial statements


GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009 (UNAUDITED)
________________________________________________________________________________


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

GOING CONCERN

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $6,738,446. As at February 28, 2009, the Company has a working capital deficit of $1,957,040. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2008 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009 (UNAUDITED)
________________________________________________________________________________


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

ASSET RETIREMENT OBLIGATIONS

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of February 28, 2009, any potential costs relating to the ultimate disposition of the Company's mineral property interests are not yet determinable.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2009, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

AVAILABLE FOR SALE SECURITIES

The Company holdings in marketable securities classified as available-for-sale are carried at fair value. The carrying value of marketable securities is reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, the investments are written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in the Company's statements of operations. Unrealized gains and unrealized losses deemed temporary are included in accumulated other comprehensive income
(loss).

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To February 28, 2009, the Company has not recorded any translation adjustments into stockholders' equity.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2010. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The Company has determined that the adoption of SFAS No. 159 during the period did not have any material impact on the Company's results of operations or financial position.

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASURE ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning June 1, 2008. The Company has determined that the adoption of SFAS No. 157 during the period did not have any material impact on the Company's results of operations or financial position as the Company's available for sale securities would otherwise have been carried at fair value in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The following disclosures are required by SFAS No. 157 in connection with assets and liabilities whose carrying amounts are subject to fair value measures:



                                                      Fair Value Measurements at February 28, 2009
                                             Quoted Prices in     Significant Other      Significant Other
                                              Active Market       Observable Inputs     Unobservable Inputs
                       February 28, 2009        (Level 1)             (Level 2)              (Level 3)
___________________________________________________________________________________________________________

Available for sale
   securities              $ 17,000              $ 17,000               $  -                   $  -
___________________________________________________________________________________________________________

Total                      $ 17,000              $ 17,000               $  -                   $  -
===========================================================================================================


In connection with the Company's available for sale securities, to February 28, 2009, no realized or unrealized gains and losses have been recorded in operations and all unrealized gains and losses have been recorded as components of accumulated other comprehensive income (loss).

In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP 14-1"). FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption. Upon adoption of FSP 14-1, the Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company's non-convertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.


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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009 (UNAUDITED)
________________________________________________________________________________


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

The Company is also required to incur costs totaling $2,500,000 as follows:

     1. expenditures of $500,000 are to be incurred on or before the twelve month anniversary (subsequently indefinitely extended as described above) of the signing of the Property Option Agreement. ($551,000 was incurred from the inception of the agreement through February 28,
          2009)

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

A statement of Defense was filed by St. Elias and John Brophy on December 23, 2008, denying the majority of the allegations made by Geneva Resources. In addition St. Elias and John Brophy also filed a counter claim against Geneva for abuse of process and punitive damages. All allegations of Geneva, St. Elias and John Brophy remain to be proved in Court.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009 (UNAUDITED)
________________________________________________________________________________


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

During the period the Company received 50,000 of the 100,000 common shares receivable from Petaquilla, previously valued at $270,000. The 50,000 shares received had an estimated fair value of $17,000 ($0.34 per share) as of February 28, 2009.

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

On May 29, 2008, the Company issued 86,500 common shares at $1.25 per share totaling $108,125, in settlement of $86,500 in debt owed by the Company to the president of the Company (Refer to Note 6), resulting in a $21,625 loss on the debt settlement.

On May 29, 2008, the Company issued 790,362 common shares at $1.25 per share totaling $987,953, in settlement of $790,362 in debt owed by the Company to a supplier of the Company, resulting in a $197,591 loss on the debt settlement.

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009 (UNAUDITED)
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)
________________________________________________________________________________

On September 9, 2008, the Company issued 400,000 common shares at $1.00 per share totaling $400,000 net proceeds to the Company, which were sold in the year ended May 31, 2008.

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

A summary of the Company's stock options as of February 28, 2009, and changes during the period then ended is presented below:


                                                   Weighted average       Weighted average
                                     Number of      exercise Price      remaining Contractual
                                      Options         per share            life (in years)
_____________________________________________________________________________________________

OUTSTANDING AT MAY 31, 2007          1,500,000            1.00                  9.94
Granted during the period                    -               -                     -
Exercised during the year                    -               -                     -
_____________________________________________________________________________________________

OUTSTANDING AT MAY 31, 2008          1,500,000            1.04                  9.12
Granted during the period              350,000            1.20                     -
Exercised during the period                  -               -                     -
_____________________________________________________________________________________________

OUTSTANDING AT FEBRUARY 28, 2009     1,850,000          $ 1.04                  8.37
=============================================================================================



NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

MANAGEMENT FEES

On May 29, 2008, the Company issued 86,500 common shares at $1.25 per share totaling $108,125, in settlement of $86,500 in debt owed by the Company to the president of the Company resulting in a $21,625 loss on the debt settlement.

During the period ended February 28, 2009, the Company incurred no management fees to officers and directors (February 28, 2007 - $87,000).

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009 (UNAUDITED)
________________________________________________________________________________


The above  transactions  have been in the normal  course of  operations  and, in
management's   opinion,   undertaken   with  similar  terms  and  conditions  as
transactions with unrelated parties.

NOTE 7 - SHAREHOLDER'S LOAN
________________________________________________________________________________

On November 14, 2006, a significant shareholder of the Company advanced $100,000 on behalf of the Company regarding a previous property option agreement. Additional advances of $303,500 and $795,000 were received during the years ended May 31, 2007 and May 31, 2008, respectively. During the period ended February 28, 2009, an additional $515,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, bear interest at 10% per annum, and have no set terms of repayment. The total amount outstanding as of February 28, 2009 including accrued interest is $1,919,395 (May 31, 2008 - $1,287,602).

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

NOTE 9 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of February 28, 2009, the Company had net operating loss carry forwards of approximately $5,384,000 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

PHASE I EXPLORATION PROGRAM. We were previously engaged in our Phase I exploration program. The Vilcoro Property comprised approximately 1,600 hectares and lay along the same geological belt of Tertiary rocks that host deposits in northern Peru, such as Newmont's Yanacocha Mine and Barrick's Pierina deposit. A total of 256 channel samples and 28 check samples had been collected from outcrops, trenches and underground workings, which sample preparation and analytical work was undertaken at ALS Chemex SA Laboratory (an ISO-certified facility) in Lima Peru, using standard industry practice fire assay with an atomic absorption finish. Most of the channel samples were three to five meters long. This work defined two mineralized trends referred to as the Main Trend and the South Trend. Six individual mineralized zones (Zones 1 through 6) had been identified within the Main Trend and three individual mineralized zones (Zones A through C) had been identified within the South Trend. The South Trend laid approximately 200 meters to the south of the Main Trend and comprised an east-west alignment (parallel to the Main Trend) of mineralized hydrobreccia occurrences in three zones.

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

As of the date of this Quarterly Report, we are seeking to rescind the Property Option Agreement and the Technical Services Agreement and damages associated with tortuous misrepresentation and breach, punitive or exemplary damages. See "Part II. Other Information. Item 1. Legal Proceedings".

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

During the period the Company received 50,000 of the 100,000 common shares receivable from Petaquilla, which had an estimated fair value of $17,000 ($0.34 per share) as at February 28, 2009.

RESULTS OF OPERATION

NINE MONTH PERIOD ENDED FEBRUARY 28, 2009 COMPARED TO NINE MONTH PERIOD ENDED FEBRUARY 29, 2008.

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our financial statements and related notes for the nine month period ended February, 28, 2009 and February 29, 2008, which financial statements are included elsewhere in this Quarterly Report.


                                        NINE MONTH PERIOD    NINE MONTH PERIOD
                                              ENDED                ENDED           INCEPTION (APRIL 5, 2004)
                                        FEBRUARY 28, 2009    FEBRUARY 29, 2008       TO FEBRUARY 28, 2009
                                           (UNAUDITED)          (UNAUDITED)               (UNAUDITED)
____________________________________________________________________________________________________________

REVENUE                                    $      -0-          $        -0-              $     46,974
DIRECT COSTS                                      -0-                   -0-                    56,481
GROSS MARGIN (LOSS)                               -0-                   -0-                    (9,507)
GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                          13,570                38,965                   140,495
   Consulting fees                            188,907                55,000                   706,934
   Marketing expenses                             -0-                16,840                   894,738
   Management fees                                -0-                87,000                 1,241,406
   Mineral property expenditures               90,000               565,462                 8,258,312
   Professional fees                          191,220               255,005                   871,943
NET OPERATING LOSS                         $ (483,697)         $ (1,018,272)             $(12,123,335)

OTHER INCOME(EXPENSE)
   Interest expense                          (116,792)              (48,675)                 (205,895)
   Net gain on settlements                        -0-                   -0-                 5,590,784
TOTAL OTHER INCOME(EXPENSE)                  (116,792)              (48,675)                5,384,889
NET INCOME (LOSS)                          $ (600,489)         $ (1,066,947)             $ (6,738,446)
____________________________________________________________________________________________________________


Our net loss during the nine month period ended February 28, 2009 was ($600,489) compared to a net loss of ($1,066,947) for the nine month period ended February 29, 2008 (a decrease of $466,458).

During the nine month periods ended February 28, 2009 and February 29, 2008, respectively, we did not generate any revenue. During the nine month period ended February 28, 2009, we incurred general and administrative expenses in the aggregate amount of $483,697 compared to $1,018,272 incurred during the nine month period ended February 29, 2008 (a decrease of $534,575). The operating expenses incurred during the nine month period ended February 28, 2009 consisted of: (i) office and general of $13,570 (2008: $38,965); (ii) consulting fees of $188,907 (2008: $55,000); (iii) marketing expenses of $-0- (2008:16,840); (iv)
management fees of $-0- (2008: $87,000); (v) mineral property expenditures of $90,000 (2008: $565,462); (vi) professional fees of $191,220 (2008: $255,005);
and (vii) interest expenses of $116,792 (2008: $48,675). The decrease in expenses incurred during the nine month period ended February 28, 2009 compared to the nine month period ended February 29, 2008 resulted primarily from a decrease in management fees and a decrease in mineral property expenditures based upon the current status of the scale and scope of exploratory and acquisition programs.

The decrease in net loss during the nine month period ended February 28, 2009 compared to the nine month period ended February 29, 2008 is attributable primarily to the decrease in management fees and mineral property expenditures. Management fees and mineral property expenditures incurred during the nine month period ended February 28, 2009 decreased due to the decrease in acquisition and development of our mineral properties and related contracted services. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

Our net loss during the nine month period ended February 28, 2009 was ($600,489) or ($0.02) per share compared to a net loss of ($1,066,947) or ($0.03) per share for the nine month period ended February 29, 2008. The weighted average number of shares outstanding was 38,389,953 at February 28, 2009 compared to 41,210,474 at February 29, 2008.

THREE MONTH PERIOD ENDED FEBRUARY 28, 2009 COMPARED TO THREE MONTH PERIOD ENDED FEBRUARY 29, 2008.

Our net loss during the three month period ended February 28, 2009 was approximately ($109,215) compared to a net loss of ($386,632) for the three month period ended February 29, 2008 (a decrease of $277,417).

During the three month periods ended February 28, 2009 and February 29, 2008, respectively, we did not generate any revenue. During the three month period ended February 28, 2009, we incurred general and administrative expenses in the aggregate amount of $67,315 compared to $365,302 incurred during the three month period ended February 29, 2008 (a decrease of $297,987). The operating expenses incurred during the three month period ended February 28, 2009 consisted of: (i) office and general of $4,250 (2008: $5,532); (ii) consulting fees of $30,000 (2008: $25,000); (iii) management fees of $-0- (2008: $25,000); (iv) marketing expenses of $-0- (2008: 9,820); (v) mineral property expenditures of $-0- (2008:
$230,539);  (vi) professional fees of $33,065 (2008: $69,411); and (vi) interest expenses of $41,900 (2008: $21,330). The decrease in expenses incurred during the three month period ended February 28, 2009 compared to the three month period ended February 29, 2008 resulted primarily from a decrease in professional fees, management fees and a decrease in mineral property expenditures based upon the current status of the scale and scope of exploratory and acquisition programs.

The decrease in net loss during the three month period ended February 28, 2009 compared to the three month period ended February 28, 2008 is attributable primarily to the decrease in professional fees and mineral property expenditures.

Our net loss during the three month period ended February 28, 2009 was ($109,215) or ($0.00) per share compared to a net loss of ($386,632) or ($0.01)
per share for the three month period ended February 29, 2008. The weighted average number of shares outstanding was 38,536,862 at February 28, 2009 compared to 41,226,484 at February 29, 2008.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED FEBRUARY 28, 2009

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at period ended February 28, 2009 our current assets were $158,594 and our current liabilities were $2,115,634, resulting in a working capital deficit of $1,957,040. As at period ended February 28, 2009, our total assets were $323,604 compared to total assets of $444,366 as at fiscal year ended May 31, 2008. Total assets as at period ended February 28, 2009 consisted of: (i) $6,164 in cash;
(ii)  $17,000  in  Available  for  sale  securities   (iii)  $135,430  in  other
receivable; and (iv) $165,010 in deposit on property. As at period ended February 28, 2009, our current liabilities were $2,115,634 compared to current liabilities of $1,517,906 as at May 31, 2008. Our current liabilities consisted of: (i) $196,239 in accounts payable and accrued liabilities; (ii) $1,919,395 in shareholder's loan and accrued interest. The increase in current liabilities was primarily due to the increase in shareholder's loan and accrued loan interest relating to the scale and scope of business activity.

Stockholders' deficit increased from ($1,073,540) as at May 31, 2008 to ($1,792,030) as at February 28, 2009.

We have not generated positive cash flows from operating activities. For the nine month period ended February 28, 2009, net cash flow used in operating activities was ($518,192) compared to net cash flow used in operating activities of ($982,297) for the nine month period ended February 29, 2008. Net cash flow used in operating activities during the nine month period ended February 28, 2009 consisted primarily of a net loss of ($600,489) changed by ($430) in other receivable, $(34,065) in accounts payable and accrued liabilities and $116,792 in accrued interest on shareholder's loan.

During the nine month period ended February 28, 2009, net cash flow provided by financing activities was $515,000 compared to net cash flow from financing activities of $1,020,000 for the nine month period ended February 29, 2008. Net cash flow provided from financing activities during the nine month period ended February 28, 2009 pertained primarily to $515,000 received as proceeds from shareholder advances.

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

SHAREHOLDER LOAN

On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. Additional advances of $303,500 and $795,000 were received during fiscal years ended May 31, 2007 and May 31, 2008, respectively. During the nine month period ended February 28, 2009, an additional $515,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, accrue interest at 10% per annum and have no established terms of repayment. As at February 28, 2009, we owe an aggregate of $1,919,395 in principal and accrued interest.

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

As of the date of this Quarterly Report, the Agreement has been terminated. As of February 28, 2009, we owe an aggregate of $30,000 to Badner.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE AND PROCEDURES

As of February 28, 2009, which is the end of the period covered by this report, the Company's chief executive officer and chief financial officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the period covered by this report, based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective in ensuring that material information that the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, the "Exchange Act", is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson and Mr. Betrand Taquet. One of the two members of the audit committee is "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on April 25, 2006 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the nine month period ended February 28, 2009.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-Q for the nine month period ended February 28, 2009 filed with the Securities and Exchange Commission.

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

As of the date of this Quarterly Report, we are seeking to rescind the Property Option Agreement and the Technical Services Agreement and damages associated with tortuous misrepresentation and breach, punitive or exemplary damages.

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

Dated: April 9, 2009

                                       By: /s/ MARCUS JOHNSON
                                           _____________________________________
                                               Marcus Johnson
                                               President/Chief Executive Officer



Dated: April 9, 2009

                                       By: /s/ D. BRUCE HORTON
                                           _____________________________________
                                               D. Bruce Horton
                                               Chief Financial Officer