Form 10-K
period 2009-05-31
Geneva Resources, Inc.
filed 2009-09-15
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                     For the fiscal year ended May 31, 2009


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from ______ to _______


                           COMMISSION FILE NO. 0-51583


                              GENEVA RESOURCES INC.
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

                             Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

                             Yes [ ]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State  issuers  revenues  for its most recent  fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. August 31, 2009: $2,312,212

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                          Outstanding as of August 31, 2009
Common Stock, $0.001                                      38,536,862

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             GENEVA RESOURCES, INC.
                                    FORM 10-K

INDEX

Item 1.   Business                                                             4

Item 1A.  Risk Factors                                                        10

Item 2.   Properties                                                          19

Item 3.   Legal Proceedings                                                   19

Item 4.   Submission of Matters to a Vote of Security Holders                 21

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities                           21

Item 6.   Selected Financial Data                                             24

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                26

Item 8.   Financial Statements and Supplemental Data                          34

Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                50

Item 9A.  Controls and Procedures                                             50

Item 9B.  Other Information                                                   51

Item 10.  Directors, Executive Officers and Corporate Governance              51

Item 11.  Executive Compensation                                              54

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     55

Item 13.  Certain Relationships and Related Transactions and Director
          Independence                                                        57

Item 14.  Principal Accountant Fees and Services                              57

Item 15.  Exhibits and Financial Statement Schedules                          57

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Geneva Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov


PART I

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

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Geneva Resources," refers to Geneva Resources, Inc.

TRANSFER AGENT

Our transfer agent is Transfer Online Co., Inc. 317, SW Alder Street, 2nd Floor, Portland, Oregon 97204.

CURRENT BUSINESS OPERATIONS

We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North America and internationally. As of the date of this Annual Report, our mineral interests consist mainly of option agreements on exploration stage properties as discussed below. We have not established any proven or probable reserves on our mineral property interests.

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

Under the terms of the Vilcoro Option Agreement and in order to exercise the Vilcoro Option, we were required to make the following non-refundable cash payments to St. Elias aggregating $350,000 as follows: (i) $50,000 within five business days from the execution of the Vilcoro Option Agreement, which as of the date of this Report, was paid; (ii) $100,000 due on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which was paid); and
(iii) $200,000 due on or before the 24-month anniversary of execution of the Vilcoro Option Agreement.

In accordance with the terms and provisions of the Vilcoro Option Agreement, we were further required to: (i) issue to St. Elias 50,000 shares of our restricted common stock on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which as of the date of this Report have been issued); and
(ii) incur costs totaling $2,5000,000 as follows: (a) expenditures of $500,000 were to be incurred on or before the 12-month anniversary of execution of the Vilcoro Option Agreement of which $551,000 had been advanced from inception of the agreement until the date of this Report (which date was subsequently extended indefinitely based on the June 2008 Extension Agreement); (b) second expenditure of $750,000 was to be incurred on or before the 24-month anniversary of execution of the Vilcoro Option Agreement; and (iii) third expenditure of $1,250,000 was to be incurred on or before the 36-month anniversary of execution of the Vilcoro Option Agreement.

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

On December 23, 2008, a statement of defense was filed by St. Elias and Brophy denying the majority of the allegations made by us in our Statement of Claim. In addition, St. Elias and Brophy also filed a counter claim against us for abuse of process and punitive damages. All allegations of by us, St. Elias and Brophy remain to be proved in court. See "Item 3. Legal Proceedings."

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

During fiscal year ended May 31, 2009, the Company received the 100,000 shares receivable from Petaquilla, previously valued at $270,000. The 100,000 shares received had an estimated fair value of $55,000 ($0.55 per share) as of May 31, 2009.

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisition of other mineral property opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide near term revenue potential and production cash flows to create expanding reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional interests in mineral properties. We plan to build a strategic base of producing mineral properties.

Our ability to continue to complete planned exploration activities and expand acquisitions and explore mining opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained.

DEVELOPMENT OF MINERAL PROPERTIES

The requirement to raise further funding for mineral exploration and development beyond that obtained for the next six month period may be dependent on the outcome of geological and engineering testing occurring over this interval on potential properties. If future results provide the basis to continue development and geological studies indicate high probabilities of sufficient mineral production quantities, we will attempt to raise capital to further our programs, build production infrastructure, and raise additional capital for further acquisitions. This includes the following activity:

     o Target further leases for exploration potential and obtain further funding to acquire new development targets.

     o    Review all available information and studies.

     o    Digitize all available factual information.

     o Completion of a NI 43-101 Compliant Report with a qualified geologist familiar with mineralization in the respective area.

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


ITEM 1A. RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our precious metal and mineral properties in Peru. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our precious metal and mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in any of our mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our precious metal and mineral properties. Further, if we are able to establish that development of our precious metal and mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment. We may not discover commercially exploitable quantities of precious metals or minerals on our properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

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

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract minerals, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate 09-8 widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of precious metals or minerals on our properties.

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

         WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCES WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred comprehensive losses totaling $7,045,821 from April 5, 2004 (inception) to May 31, 2009. As of May 31, 2009, we had an accumulated deficit of $6,830,821 and incurred comprehensivelosses of $907,865 during fiscal year ended May 31, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

The financial statements for the fiscal years ended May 31, 2009 and May 31, 2008 have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Going Concern."

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

         AS PART OF OUR GROWTH STRATEGY, WE INTEND TO ACQUIRE ADDITIONAL PRECIOUS METALS AND MINERALS EXPLORATION PROPERTIES.

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods, which may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

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

If economic quantities of certain minerals are found on any lease owned by us in sufficient quantities to warrant mining operations, such mining operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mineral mining operations are also subject to foreign, federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

         ANY CHANGE IN GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Peru, Canada or Nigeria or any other applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

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

As of the date of this Annual Report, we have 38,536,862 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell certain shares of our common stock pursuant to an SB-2 registration statement declared effective on November 18, 2005. As a result of this registration statement, an aggregate of 11,025,000 (post-forward share split) shares our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".

As of the date of this Annual Report, there are 8,475,071 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

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

On December 23, 2008, a statement of defense was filed by St. Elias and Brophy denying the majority of the allegations made by us in our Statement of Claim. In addition, St. Elias and Brophy also filed a counter claim against us for abuse of process and punitive damages. All allegations by us of St. Elias and Brophy remain to be proved in court.

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

On March 14, 2008, we entered into the Settlement. Pursuant to the terms and provisions of the Settlement: (i) Petaquilla shall issue 100,000 shares of its common stock to us, which shares shall be released from pool in four equal monthly tranches beginning on the first commercial pour of gold at the Molejon Gold Mine or December 31, 2008, whichever comes first, and which shares shall be subject to a two business day right of first refusal for Petaquilla to find a buyer or five business days if the sale is private; (ii) the 4,000,000 shares of the restricted common stock previously issued by us to Petaquilla in accordance with the terms and provisions of the First Option shall be returned to us (which as of the date of this Annual Report has been returned); and (iii) the $100,000 paid by us on approximately November 17, 2006 in order to exercise the initial portion of the Option returned to us.

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

During fiscal year ended May 31, 2009, the Company received the 100,000 shares receivable from Petaquilla, previously valued at $270,000. The 100,000 shares received had an estimated fair value of $55,000 ($0.55 per share) as of May 31, 2009.

CEASE TRADE ORDER OF THE BRITISH COLUMBIA SECURITIES COMMISSION

Our shares of common stock are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. We, therefore, file annual and other reports with the Securities and Exchange Commission. On November 29, 2007, we received a cease trade order (the "CTO") from the British Columbia Securities Commission (the "BCSC"), which is limited to the Province of British Columbia, for not filing a technical report under Canadian National Instrument 43-101 STANDARDS OF DISCLOSURE FOR MINERAL PROJECTS ("NI 43-101") respecting certain previous disclosure regarding certain of our material property interests. As a consequence of the CTO, we are now seeking legal advice in connection with this matter and expect to be in communication with the BCSC promptly in order to determine the exact manner in which we will be able to satisfy the requirements of NI 43-101, as required by the parameters as set forth for foreign issuers under Canadian National Instrument 71-102 CONTINUOUS DISCLOSURE AND OTHER EXEMPTIONS RELATING TO FOREIGN ISSUERS.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended May 31, 2009, no matters were submitted to our stockholders for approval.


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

        QUARTER ENDED                    HIGH BID                   LOW BID

     May 31, 2009                         $0.02                      $0.02
     February 28, 2009                    $0.04                      $0.03
     November 30, 2008                    $0.06                      $0.06
     August 31, 2008                      $0.35                      $0.35
     May 31, 2008                         $1.20                      $1.20
     February 29, 2008                    $1.20                      $1.15
     November 30, 2007                    $1.35                      $1.26
     August 31, 2007                      $1.47                      $1.40

As of August 31, 2009, we had 22 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 250 beneficial owners of our common stock.

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

EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS

Not applicable

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS

Stock Options                            1,850,000                 $ 1.04                   3,150,000

Total Options                            1,850,000                 $ 1.04                   3,150,000


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

The 2007 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2007 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2007 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of our common stock not to exceed 5,000,000 shares as at the date of adoption by the Board of Directors of the 2007 Plan. At the time a Stock Option is granted under the 2007 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

The exercise price of a Stock Option granted pursuant to the 2007 Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness, may be subject to such conditions, restrictions and contingencies as may be determined.

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

During fiscal year ended May 31, 2009, there were no options granted under the 2007 Plan.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended May 31, 2009, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

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


ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere herein. The selected income statement data for fiscal years ended May 31, 2009 and May 31, 2008 and the selected balance sheet data as of May 31, 2009 and May 31, 2008 are derived from our audited consolidated financial statements which are included elsewhere herein.

                                                               FOR THE PERIOD
                                 FISCAL YEARS ENDED          FROM APRIL 5, 2004
                                  MAY 31, 2009 AND             (INCEPTION) TO
                                    MAY 31, 2008                MAY 31, 2009
                            ____________________________     __________________
STATEMENT OF
OPERATIONS DATA

REVENUES                    $       -0-      $       -0-        $     46,974

DIRECT COSTS                        -0-              -0-              56,481

GROSS MARGIN (LOSS)                 -0-              -0-              (9,507)

GENERAL AND
ADMINISTRATIVE EXPENSES

   Office and general       $    16,770      $    58,506        $    143,695
   Consulting fees              178,907          140,000             696,934
   Marketing expenses               -0-           18,495             894,738
   Management fees                    -          475,500           1,241,406
   Mineral property              90,000          550,452           8,258,312
     expenditures
   Professional fees            276,891          383,585             957,614

NET OPERATING LOSS             (562,568)      (1,626,538)        (12,202,206)

OTHER INCOME (EXPENSES)        (130,297)       5,513,072           5,371,385

NET INCOME (LOSS) FOR          (692,865)       3,886,534          (6,830,821)
THE PERIOD

COMPREHENSIVE INCOME           (215,000)             -0-            (215,000)
(LOSS)

COMPREHENSIVE INCOME        $  (907,865)     $ 3,886,534        $ (7,045,821)
(LOSS) FOR THE PERIOD

BALANCE SHEET DATA

TOTAL ASSETS                $   222,085      $   444,366

TOTAL LIABILITIES             2,203,490        1,517,906

STOCKHOLDERS EQUITY
(DEFICIT)                   $(1,981,405)     $(1,073,540)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (April 5, 2004) to fiscal year ended May 31, 2009, including the notes to those financial statements which are included in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have generated limited revenue to date. The above table sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Our comprehensive loss during fiscal year ended May 31, 2009 was approximately ($907,865) compared to comprehensive income of $3,886,534 for fiscal year ended May 31, 2008 (a decrease in comprehensive income of $2,978,669). During fiscal years ended May 31, 2009 and May 31, 2008, respectively, we did not generate any revenue.

During fiscal year ended May 31, 2009, we incurred general and administrative expenses in the aggregate amount of $562,568 compared to $1,626,538 incurred during fiscal year ended May 31, 2008 (a decrease of $1,063,970). The operating expenses incurred during fiscal year ended May 31, 2009 consisted of: (i) office and general of $16,770 (2008: $58,506); (ii) consulting fees of $178,907 (2008:
$140,000); (iii) marketing expenses of $-0- (2008: $18,495); (iv) management fees $-0- (2008: $475,500); (v) mineral property expenditures of $90,000 (2008:

$550,452); and (vi) professional fees of $276,891 (2008: $383,585). The decrease in expenses incurred during fiscal year ended May 31, 2009 compared to fiscal year ended May 31, 2008 resulted primarily from a decrease in management fees and a decrease in mineral property expenditures based upon the current status of the scale and scope of exploratory and acquisition programs. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

This resulted in a net operating loss of ($562,568) during fiscal year ended May 31, 2009 compared to a net operating loss of ($1,626,538) during fiscal year ended May 31, 2008.

During fiscal year ended May 31, 2009, we recorded total other expense in the amount of ($160,297) relating to interest expense and other income of a $30,000 gain on extinguishment of accrued liability compared to total other income recorded during fiscal year ended May 31, 2008 consisting of $5,590,784 in net gain on settlement and ($77,712) in interest expense.

During fiscal year ended May 31, 2009, we also recorded a comprehensive loss of ($215,000) relating to the change in market value of available for sale securities consisting of the Petaquilla shares of common stock compared to $-0-during fiscal year ended May 31, 2008.

This resulted in comprehensive loss for fiscal year ended May 31, 2009 of ($907,865) compared to comprehensive income for fiscal year ended May 31, 2008 of $3,886,534.

The decrease in comprehensive income (loss) during fiscal year ended May 31, 2009 compared to fiscal year ended May 31, 2008 is attributable primarily to the recording of the $5,590,784 during fiscal year ended May 31, 2008 relating to net gain on settlement. This resulted from the $100,000 received and the return of the 4,000,000 restricted shares of our common stock with a estimated fair value of $5,440,000. In addition, the Company recorded the 100,000 common shares of Petaquilla, with an estimated fair value of $270,000, as accounts receivable as of May 31, 2008. The total proceeds of $5,810,000 was included in amounts recorded as gain on settlements during fiscal year ended May 31, 2008.

The basic weighted average number of shares outstanding was 38,428,369 at May 31, 2009 compared to 40,377,652 at May 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2009

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at May 31, 2009, our current assets were $57,075 and our current liabilities were $2,203,490, resulting in a working capital deficit of $2,146,415. As at May 31, 2009, our total assets were $222,085 compared to total assets of $444,366 as at May 31, 2008. Total assets as at fiscal year ended May 31, 2009 consisted of:
(i) $2,075 in cash; (ii) $55,000 in available for sale securities and (ii) $165,010 in deposit on property. As at May 31, 2009, our current liabilities were $2,203,490 compared to current liabilities of $1,517,906 as at May 31, 2008. Our current liabilities consisted of: (i) $215,591 in accounts payable and accrued liabilities; and (ii) $1,987,899 in shareholder's loan and accrued interest. The increase in current liabilities was primarily due to the increase in shareholder's loan and accrued loan interest relating to the scale and scope of business activity.

Stockholders' deficit increased from ($1,073,540) as at May 31, 2008 to ($1,981,405) as at May 31, 2009.

We have not generated positive cash flows from operating activities. For fiscal year ended May 31, 2009, net cash flow used in operating activities was
($547,281) compared to net cash flow used in operating activities of ($1,191,393) for fiscal year ended May 31, 2008. Net cash flow used in operating activities during fiscal year ended May 31, 2009 consisted primarily of a net loss of ($692,865) adjusted by ($30,000) in recovery of non-cash management fees. Net cash flow used in operating activities was further changed by $15,287 in accounts payable and accrued liabilities and $160,297 in accrued interest on shareholder's loan.

During fiscal year ended May 31, 2009, net cash flow provided by financing activities was $540,000 compared to net cash flow from financing activities of $1,195,000 for fiscal year ended May 31, 2008. Net cash flow provided from financing activities during fiscal year ended May 31, 2009 pertained primarily to $540,000 received as proceeds from shareholder advances.

OPERATION AND FUNDING

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

MATERIAL COMMITMENTS

As of the date of this Report and other than as disclosed below, we do not have any material commitments for fiscal year 2008/2009.

SHAREHOLDER LOAN

On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. Additional advances of $303,500 and $795,000 were received during fiscal years ended May 31, 2007 and May 31, 2008, respectively. During fiscal year ended May 31, 2009, an additional $540,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, accrue interest at 10% per annum and have no established terms of repayment. As at May 31, 2009, we owe an aggregate of $1,987,899 in principal and accrued interest.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2009 and May 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES--A REPLACEMENT OF FASB STATEMENT NO. 162 ("SFAS 168"). SFAS 168 replaces SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for interim and annual periods ending after September 15, 2009. Management does not expect the adoption of SFAS 168 to have a material impact on our financial position, cash flows and results of operations

In June 2009, the FASB issued SFAS No. 167, AMENDMENTS TO FASB INTERPRETATION NO. 46(R), ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS, AN AMENDMENT TO SFAS NO. 140, ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS, ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS ("SFAS 163"). SFAS 163 clarifies how SFAS 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for our interim period commencing June 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which were effective for our interim period commencing June 1, 2008. Management does not expect the adoption of SFAS 163 to have a material impact on our financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by us beginning in the first quarter of fiscal 2010. Management has not determined the effect that adopting this statement would have on our financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests and will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on our financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to June 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on our financial position, cash flows or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of our first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. We have determined that the adoption of SFAS No. 159 during the year did not have any material impact on our financial position, cash flows or results of operations.

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us is the fiscal year beginning June 1, 2008. We have determined that the adoption of SFAS No. 157 during the year did not have any material impact on our financial position, cash flows or results of operations as our available for sale securities would otherwise have been carried at fair value in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

The following disclosures are required by SFAS No. 157 in connection with assets and liabilities whose carrying amounts are subject to fair value measures:


                                                   Fair Value Measurements at May 31, 2009
                                        ______________________________________________________________

                                        Quoted Prices in     Significant Other      Significant Other
                                         Active Market       Observable Inputs     Unobservable Inputs
                       May 31, 2009        (Level 1)             (Level 2)              (Level 3)
______________________________________________________________________________________________________

Available for sale
securities             $ 55,000         $ 55,000              $      -               $      -
______________________________________________________________________________________________________

Total                  $ 55,000         $ 55,000              $      -               $      -
======================================================================================================



In connection with our available for sale securities, to May 31, 2009, no realized or unrealized gains and losses have been recorded in operations and all unrealized gains and losses have been recorded as components of accumulated other comprehensive income (loss).

In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management has not determined the effect that adopting this statement would have on our financial position, cash flows or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP 14-1"). FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption. Upon adoption of FSP 14-1, we will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Management has not determined the effect that adopting this statement would have on our financial position, cash flows or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA




                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  MAY 31, 2009





















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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                         DeJoya Griffith & Company, LLC
                   __________________________________________

                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders
Geneva Resources, Inc.
Carson City, Nevada


We have audited the accompanying balance sheets of Geneva Resources, Inc. (An Exploration Stage Company) as of May 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and from inception (April 5, 2004) to May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geneva Resources, Inc. (An Exploration Stage Company) as of May 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (April 5, 2004) to May 31, 2009 in conformity with accounting principles generally accepted in the United States.

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

DE JOYA GRIFFITH & COMPANY, LLC

/s/ DE JOYA GRIFFITH & COMPANY, LLC
    _______________________________
    DeJoya Griffith & Company, LLC

Henderson, Nevada
August 26, 2009


________________________________________________________________________________

                 2580 Anthem Village Drive, Henderson, NV 89052
               Telephone (702) 563-1600 * Facsimile (702) 920-8049

                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS


                                                  May 31, 2009     May 31, 2008
                                                   (Audited)        (Audited)
_______________________________________________________________________________

                                     ASSETS
CURRENT ASSETS
   Cash                                           $      2,075     $      9,356
   Available for sale securities (Note 3 (b))           55,000                -
   Other receivable                                          -          270,000
_______________________________________________________________________________

TOTAL CURRENT ASSETS                                    57,075          279,356

   Deposit on property                                 165,010          165,010
_______________________________________________________________________________

TOTAL ASSETS                                      $    222,085     $    444,366

===============================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities       $    215,591     $    230,304
   Shareholder's loan and accrued interest
      (Note 7)                                       1,987,899        1,287,602
_______________________________________________________________________________

 TOTAL CURRENT LIABILITIES                           2,203,490        1,517,906

 TOTAL LIABILITIES                                   2,203,490        1,517,906
_______________________________________________________________________________

GOING CONCERN CONTINGENCY AND COMMITMENTS
   (Notes 1 and 8)

STOCKHOLDERS' DEFICIT
   Capital stock (Note 4)
   Authorized
      200,000,000 shares of common stock,
      $0.001 par value,
   Issued and outstanding
      38,536,862 shares of common stock
      (May 31, 2008 -38,136,862)                        38,537           38,137
   Additional paid-in capital                        5,025,879        4,626,279
     Private placement subscriptions                         -          400,000
     Accumulated other comprehensive loss             (215,000)               -
   Deficit accumulated during the exploration
      stage                                         (6,830,821)      (6,137,956)
_______________________________________________________________________________

TOTAL  STOCKHOLDERS' DEFICIT                        (1,981,405)      (1,073,540)
_______________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $    222,085     $    444,366

===============================================================================


    The accompanying notes are an integral part of these financial statements


                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                       April 5, 2004
                                                 Year ended         Year ended        (inception) to
                                                May 31, 2009       May 31, 2008        May 31, 2009
____________________________________________________________________________________________________

REVENUE                                         $          -       $          -        $   46,974
____________________________________________________________________________________________________

DIRECT COSTS                                               -                  -            56,481
____________________________________________________________________________________________________

GROSS MARGIN (LOSS)                                        -                  -            (9,507)
____________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                 16,770             58,506           143,695
   Consulting fees                                   178,907            140,000           696,934
   Marketing expenses                                      -             18,495           894,738
   Management fees                                         -            475,500         1,241,406
   Mineral property expenditures (Note 3)             90,000            550,452         8,258,312
   Professional fees                                 276,891            383,585           957,614
____________________________________________________________________________________________________

TOTAL GENERAL & ADMINISTRATION EXPENSES             (562,568)        (1,626,538)      (12,192,699)
____________________________________________________________________________________________________

NET OPERATING LOSS                                  (562,568)        (1,626,538)      (12,202,206)
____________________________________________________________________________________________________

OTHER INCOME (EXPENSES)
   Gain on extinguishment of accrued
      liability  (Note 9)                             30,000                  -          30,000
   Net gain on settlements                                 -          5,590,784         5,590,784
   Interest expense                                 (160,297)           (77,712)         (249,399)
____________________________________________________________________________________________________

TOTAL OTHER INCOME (EXPENSE)                        (130,297)         5,513,072         5,371,385
____________________________________________________________________________________________________

NET INCOME (LOSS)                                   (692,865)         3,886,534        (6,830,821)
____________________________________________________________________________________________________

COMPREHENSIVE LOSS
   Change in market value of available
      for sale securities                           (215,000)                 -          (215,000)
____________________________________________________________________________________________________

COMPREHENSIVE LOSS                              $   (907,865)      $  3,886,534       $ (7,045,821)
====================================================================================================

INCOME (LOSS) PER COMMON SHARE - BASIC          $      (0.02)      $       0.10
================================================================================

INCOME (LOSS) PER COMMON SHARE - DILUTED        $      (0.02)      $       0.10
================================================================================

COMPREHENSIVE LOSS PER COMMON SHARE -
   BASIC                                        $      (0.01)      $       0.10
================================================================================

COMPREHENSIVE LOSS PER COMMON SHARE -
   DILUTED                                      $      (0.01)      $       0.10
================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - BASIC                            38,428,369         40,377,652
================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - DILUTED                          38,428,369         40,798,515
================================================================================


    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD FROM APRIL 5, 2004 (INCEPTION) TO MAY 31, 2009

                                                                                                         Deficit
                                       Common Stock                                     Accumulated    Accumulated
                                  _____________________   Additional      Private          Other       During the
                                   Number of     Amount    Paid-in       Placement     Comprehensive   Development
                                    shares                 Capital     Subscriptions        loss          Stage         Total
________________________________________________________________________________________________________________________________

Shares issued for cash - at
   $0.0004 per share, April 5,
   2004                            23,100,000   $   138   $    9,029     $       -       $       -     $         -   $     9,167
Net loss for the period                     -         -            -             -               -          (5,427)       (5,427)
________________________________________________________________________________________________________________________________

Balance, May 31, 2004              23,100,000       138        9,029             -               -          (5,427)        3,740
Shares issued for cash -
   at $0.00238 per share,
   November 30, 2004               27,300,000       162       64,838             -               -               -        65,000
Net loss for the period                     -         -            -             -               -         (66,246)      (66,246)
________________________________________________________________________________________________________________________________

Balance, May 31, 2005              50,400,000       300       73,867             -               -         (71,673)        2,494
Shares issued for cash -
   at $0.00595 per share,
   December 8, 2005                16,800,000       100       99,900             -               -               -       100,000
Reclassification for stock
   split - May 1, 2006 (Note 4)             -    16,400      (16,400)            -               -               -             -
Net loss for the period                     -         -            -             -               -         (65,081)      (65,081)
________________________________________________________________________________________________________________________________

Balance, May 31, 2006              67,200,000    16,800      157,367             -               -        (136,754)       37,413
Shares returned to treasury -
   September 27, 2006             (30,000,000)        -            -             -               -               -             -
Reclassification for stock
   split, - December 1, 2006
   (Note 4)                                 -    20,400      (20,400)            -               -               -             -
Shares issued for Property
   Option Agreement - December
   1, 2006 (Note 3 & 4)             4,000,000     4,000    7,396,000             -               -               -     7,400,000
Stock based compensation
   (Note 5)                                 -         -      965,671             -               -               -       965,671
Net loss for the period                     -         -            -             -               -      (9,887,736)   (9,887,736)
________________________________________________________________________________________________________________________________

Balance, May 31, 2007              41,200,000    41,200    8,498,638             -               -     (10,024,490)   (1,484,652)
Shares issued for Property
   Option Agreements - October
   15, 2007 and January 31,
   2008 (Note 3 & 4)                   60,000        60       79,940             -               -               -        80,000
Subscription proceeds received
   (Note 4)                                 -         -            -       400,000               -               -       400,000
Shares returned pursuant to
   Petaquilla settlement -
   March 14, 2008 (Note 3 & 4)     (4,000,000)   (4,000)  (5,436,000)            -               -               -    (5,440,000)
Shares issued for debt
   settlement - at $1.00 per
   share, May 29, 2008 (Note 4)       876,862       877    1,095,201             -               -               -     1,096,078
Stock based compensation
   (Note 5)                                 -         -      388,500             -               -               -       388,500
Net income for the period                   -         -            -             -               -       3,886,534     3,886,534
________________________________________________________________________________________________________________________________

Balance, May 31, 2008              38,136,862   $38,137   $4,626,279     $ 400,000       $       -     $(6,137,956)  $(1,073,540)
________________________________________________________________________________________________________________________________

Shares issued for cash at $1.00
   per share
   - September 9, 2008                400,000       400      399,600      (400,000)              -               -             -
Unrealized loss on marketable
   securities                               -         -            -             -        (215,000)                     (215,000)
Net loss                                    -         -            -             -               -        (692,865)     (692,865)
________________________________________________________________________________________________________________________________

Balance, May 31, 2009 (audited)    38,536,862   $38,537   $5,025,879     $       -       $(215,000)    $(6,830,821)  $(1,981,405)
================================================================================================================================

                      The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                               April 5, 2004
                                          Year ended         Year ended        (inception) to
                                         May 31, 2009       May 31, 2008        May 31, 2009
_____________________________________________________________________________________________

CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net income (loss) for the
      period                             $   (692,865)      $  3,886,534        $ (6,830,821)
   Adjustments to reconcile net
      loss to net cash used in
      operating activities:
         Non-cash mineral
            property
            expenditures
            (recoveries)                            -             15,000           7,415,000
         Non-cash net gain on
            settlement                              -         (5,490,784)         (5,490,784)
         Non-cash gain on
            extinguishment of
            accrued liability                 (30,000)                               (30,000)
         Stock-based compensation                   -            388,500           1,354,171
   Changes in operating assets
      and liabilities:
         Increase in deposits                       -           (100,010)           (100,010)
         Accrued interest on
            shareholder's loan                160,297             77,712             249,399
         Due to related parties                     -             69,000             116,500
         Accounts payable and
            accrued liabilities                15,287            (37,345)          1,005,953
_____________________________________________________________________________________________

NET CASH USED IN OPERATING
   ACTIVITIES                                (547,281)        (1,191,393)         (2,310,592)
_____________________________________________________________________________________________

CASH FLOWS FROM FINANCING
   ACTIVITIES
      Proceeds on sale and
         subscriptions of common
         stock                                      -            400,000             574,167
      Proceeds from shareholder
         advances                             540,000            795,000           1,738,500
_____________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                 540,000          1,195,000           2,312,667
_____________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                (7,281)             3,607               2,075

CASH, BEGINNING                                 9,356              5,749                   -
_____________________________________________________________________________________________

CASH, ENDING                             $      2,075       $      9,356        $      2,075
=============================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
   Interest                              $          -       $          -        $          -
=============================================================================================

   Income taxes                          $          -       $          -        $          -
=============================================================================================

Shares issued for settlement of
   liability                             $          -       $  1,096,078        $  1,096,078
=============================================================================================

Shares issued as deposit on option
   to purchase in mineral
   properties                            $          -       $     65,000        $     65,000
=============================================================================================

Other receivable due (received)
   in shares                             $   (270,000)      $    270,000        $          -
=============================================================================================

    The accompanying notes are an integral part of these financial statements


GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 AND 2008
________________________________________________________________________________


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

GOING CONCERN

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $6,830,821. As at May 31, 2009, the Company has a working capital deficit of $2,146,415. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

RECLASSIFICATION- DUE TO RELATED PARTY

Certain   reclassifications  have  been  made  in  the  prior  year's  financial statements.

During 2008, the Company had accrued and unpaid an amount $30,000 payable to a former director. During the current year, the Company recorded this as an extinguishment of accrued liabilities.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 AND 2008
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

ASSET RETIREMENT OBLIGATIONS

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of May 31, 2009, any potential costs relating to the ultimate disposition of the Company's mineral property interests are not yet determinable.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2009, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 AND 2008
________________________________________________________________________________


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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To May 31, 2009, the Company has not recorded any translation adjustments into stockholders' equity.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 replaces SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for interim and annual periods ending after September 15, 2009. Management does not expect the adoption of SFAS 168 to have a material impact on the Company's financial position, cash flows and results of operations.

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 AND 2008
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS 163"). SFAS 163 clarifies how SFAS 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for the Company's interim period commencing June 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which were effective for the Company's interim period commencing June 1, 2008. Management does not expect the adoption of SFAS 163 to have a material impact on the Company's financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2010. Management has not determined the effect that adopting this statement would have on the Company's financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests and will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 AND 2008
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to June 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position, cash flows or results of operations.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning June 1, 2008. The Company has determined that the adoption of SFAS No. 157 during the year did not have any material impact on the Company's financial position, cash flows or results of operations as the Company's available for sale securities would otherwise have been carried at fair value in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

The following disclosures are required by SFAS No. 157 in connection with assets and liabilities whose carrying amounts are subject to fair value measures:


                                                    Fair Value Measurements at May 31, 2009
                                        ______________________________________________________________
                                        Quoted Prices in     Significant Other      Significant Other
                                         Active Market       Observable Inputs     Unobservable Inputs
                       May 31, 2009        (Level 1)             (Level 2)              (Level 3)
______________________________________________________________________________________________________

Available for sale
   securities            $ 55,000           $ 55,000             $      -               $      -
______________________________________________________________________________________________________

Total                    $ 55,000           $ 55,000             $      -               $      -
======================================================================================================



In connection with the Company's available for sale securities, to May 31, 2009, no realized or unrealized gains and losses have been recorded in operations and all unrealized gains and losses have been recorded as components of accumulated other comprehensive income (loss).


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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 AND 2008
________________________________________________________________________________


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

The Company is also required to incur costs totaling $2,500,000 as follows:

     1. expenditures of $500,000 are to be incurred on or before the twelve month anniversary (subsequently indefinitely extended as described above) of the signing of the Property Option Agreement. ($551,000 was incurred from the inception of the agreement through May 31, 2009)
     2. expenditures of $750,000 are to be incurred on or before the twenty-fourth-month anniversary of the signing of the Property Option Agreement; and
     3. expenditures of $1,250,000 are to be incurred on or before the thirty-sixth-month anniversary of the signing of the Property Option Agreement.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 AND 2008
________________________________________________________________________________


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

During the year the Company received the 100,000 common shares receivable from Petaquilla, previously valued at $270,000. The 100,000 shares received had an estimated fair value of $55,000 ($0.55 per share) as of May 31, 2009.


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

On December 1, 2006, the Company issued 4,000,000 common shares valued at $7,400,000 in connection with the San Juan Property Option Agreement

In August 2007, the Company received $400,000 towards a planned private placement of Units to be offered at $1.00 per unit with each unit consisting of one common share and one warrant to acquire an additional common shares, exercisable at $1.50 for twelve months. On February 29, 2008, the Company changed the terms of the planned private placement of Units now to be offered at $1.00 per unit with each unit consisting of one common share only. The 400,000 shares were issued on September 9, 2008.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 AND 2008
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)
________________________________________________________________________________

On May 29, 2008, the Company issued 790,362 common shares at $1.25 per share totaling $987,953, in settlement of $790,362 in debt owed by the Company to a supplier of the Company, resulting in a $197,591 loss on the debt settlement.

On September 9, 2008, the Company issued 400,000 common shares at $1.00 per share for proceeds of $400,000 which were received during the year ended May 31, 2008.


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

A summary of the Company's stock options as of May 31, 2009, and changes during the year then ended is presented below:

                                                                Weighted
                                                  Weighted      average
                                                   average      remaining
                                                  exercise      Contractual
                                    Number of     Price per     life
                                    Options         share       (in years)
    _______________________________________________________________________

    OUTSTANDING AT MAY 31, 2007     1,500,000      $ 1.00          9.94
    Granted during the year           350,000        1.20             -
    Exercised during the year               -           -             -
    _______________________________________________________________________

    OUTSTANDING AT MAY 31, 2008     1,850,000        1.04          9.12
    Granted during the year                 -           -             -
    Exercised during the year               -           -             -
    _______________________________________________________________________

    OUTSTANDING AT MAY 31, 2009     1,850,000      $ 1.04          8.12
    _______________________________________________________________________

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 AND 2008
________________________________________________________________________________


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

On May 29, 2008, the Company issued 86,500 common shares at $1.25 per share totaling $108,125, in settlement of $86,500 in debt owed by the Company to the president of the Company resulting in a $21,625 loss on the debt settlement.

During the year ended May 31, 2009, the Company incurred no management fees to officers and directors (May 31, 2008 - $475,500). The above transactions have been in the normal course of operations and, in management's opinion, undertaken with similar terms and conditions as transactions with unrelated parties.


NOTE 7 - SHAREHOLDER'S LOAN
________________________________________________________________________________

On November 14, 2006, a significant shareholder of the Company advanced $100,000 on behalf of the Company regarding a previous property option agreement. Additional advances of $303,500 and $795,000 were received during the years ended May 31, 2007 and May 31, 2008, respectively. During the year ended May 31, 2009, an additional $540,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, bear interest at 10% per annum, and have no set terms of repayment. The total amount outstanding as of May 31, 2009 including accrued interest is $1,987,899 (May 31, 2008 - $1,287,602).


NOTE 8 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of May 31, 2009 and May 31, 2008, the Company had net operating loss carry forwards of approximately $5,480,000 and $4,780,000 respectively that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The applicable federal and state statutory tax rates used in determining the Company's income tax provisions deferred tax asset are as follows:

                                                    2009                   2008
________________________________________________________________________________

Federal income tax provision at statutory rate      35.0%                  35.0%
States income tax provision at statutory rates,
   net of federal income tax effect                  0.0%                   0.0%
________________________________________________________________________________

Total income tax provision                          35.0%                  35.0%
================================================================================

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:

                                                  2009                 2008
________________________________________________________________________________

Federal net operating income (loss)            $ (692,865)         $  3,886,534
Corporate tax rate                                   35.0%                 35.0%
________________________________________________________________________________

Expected tax recovery (expense)                   242,503            (1,360,287)

Less:
   Non-deductible stock based compensation              -              (135,975)
   Change in valuation allowance                 (242,503)            1,496,262
________________________________________________________________________________

Future income tax provision                    $        -          $          -
================================================================================

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009 AND 2008
________________________________________________________________________________


NOTE 8 - INCOME TAXES (CONTINUED)
________________________________________________________________________________

The Company's deferred tax assets are as follows:

                                             2009                      2008
________________________________________________________________________________

Deferred tax assets
   Net operating loss carry forwards     $  1,916,828              $  1,674,325
________________________________________________________________________________

Total deferred tax assets                   1,916,828                 1,674,325
Valuation allowance                        (1,916,828)               (1,674,325)
________________________________________________________________________________

Net deferred tax assets                  $          -              $          -
================================================================================

The valuation allowance for deferred tax assets as of May 31, 2009 and May 31, 2008 was $1,916,828 and $1,674,325, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of May 31, 2009 and May 31, 2008.

NOTE 9 - OTHER
________________________________________________________________________________

During 2009, the Company recorded an extinguishment of accrued liabilities of $30,000 relating to amounts previously accrued and unpaid to a former director, which management of the Company had determined such amounts are no longer owed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE AND PROCEDURES

As of May 31, 2009 which is the end of the fiscal period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the fiscal period covered by this Annual Report, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that we must disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, the "Exchange Act", is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

This Annual Report does not include an attestation report of our registered public accounting firm De Joya Griffith & Company, LLC., Certified Public Accountants regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson and Mr. Betrand Taquet, Oone of the two members of the audit committee is "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on April 25, 2006 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended May 31, 2009. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC., Certified Public Accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-K for fiscal year ended May 31, 2009 filed with the Securities and Exchange Commission.


ITEM 9B. OTHER INFORMATION

Not applicable.


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

NAME                AGE     POSITION WITH THE COMPANY

Marcus Johnson       60     President/Chief Executive Officer and a Director

D. Bruce Horton      62     Secretary/Treasurer,  Chief Financial Officer and
                            a Director

Bertrand Taquet      44     Director

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

BERTRAND TAQUET. Bertrand Taquet has over twenty-five years of experience as an exploration geologist having worked for multiple companies in areas of precious metal mining and exploration and production. From January 2007 through December 2007, Mr. Taquet was the senior geologist for NWT Uranium Corp. where he managed uranium exploration in the Niger and Ungava properties, the Ag Zn property in Mexico and other properties in Quebec, Africa. From approximately April 2005 through November 2006, Mr. Taquet engaged in gold mining and exploration consulting through BT Geoconsult for Auplata S.A.S. (French Guyana), Fancamp

Resources (Beauce, Quebec), and Cete Apave (French Guyana). From approximately January 2005 through April 2005, Mr. Taquet engaged in mining projects, feasibility studies and exploitation permit preparation for Auplata S.S.S., French Guyana and South America. From approximately November 1994 through December 2004, Mr. Taquet was involved as a project geologist in various gold and diamond exploration programs with Guyanor Resources Golden Star Resources. Mr. Taquet earned a DEA (equivalent to M.Sc.) in applied geology at USTL, Montpellier, France in 1983.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2009.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

As of the date of this Annual Report, Messrs. Johnson and Taquet have been appointed as members to our Audit Committee. One of the members is "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Audit Committee operates under a written audit committee charter adopted by the Board of Directors on April 25, 2006.

The Audit Committee's primary function is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The Audit Committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2009.


ITEM 11. EXECUTIVE COMPENSATION



SUMMARY COMPENSATION TABLE

                                                                                        NON-QUALIFIED
                                                                        NON-EQUITY        DEFERRED
  NAME AND                                       STOCK     OPTION     INCENTIVE PLAN    COMPENSATION      ALL OTHER
  PRINCIPAL                   SALARY    BONUS    AWARDS    AWARDS      COMPENSATION       EARNINGS       COMPENSATION     TOTAL
  POSITION         YEAR        ($)       ($)      ($)      ($) (1)         ($)               ($)             ($)           ($)
________________________________________________________________________________________________________________________________

Marcus
Johnson,
President,       2009/2008    $  -0-     -0-      -0-       $ -0-           ---              ---             $ -0-         $ -0-
CEO              2007/2008    60,000     -0-      -0-         -0-           ---              ---            86,500       146,500
________________________________________________________________________________________________________________________________

Bruce Horton,    2009/2008       -0-     -0-      -0-       $ -0-           ---              ---               -0-           -0-
CFO              2008/2007       -0-     -0-      -0-         -0-           ---              ---               -0-           -0-
________________________________________________________________________________________________________________________________

(1) This amount represents the fair value of these stock options at the date of grant which was estimated using the Black-Scholes option pricing model.



STOCK OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED MAY 31, 2009

There were no stock options granted to executive officers or directors during fiscal year ended May 31, 2009.

The following table sets forth information relating to compensation paid to our directors during fiscal year ended May 31, 2009:


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
                           Cash        Awards     Awards      Compensation       Earnings       Compensation     Total
Name                        ($)         ($)       ($) (1)         ($)              ($)              ($)           ($)
______________________________________________________________________________________________________________________

Marcus Johnson              -0-         -0-         -0-           -0-              -0-              -0-           -0-
______________________________________________________________________________________________________________________

D. Bruce Horton             -0-         -0-         -0-           -0-              -0-              -0-           -0-
______________________________________________________________________________________________________________________

Stephen Jewett, prior       -0-         -0-         -0-           -0-              -0-              -0-           -0-
director
______________________________________________________________________________________________________________________

Bertrand Taquet             -0-         -0-         -0-           -0-              -0-              -0-           -0-
______________________________________________________________________________________________________________________

Duncan Bain, prior
director                    -0-         -0-         -0-           -0-              -0-              -0-           -0-
______________________________________________________________________________________________________________________

Mark Campbell, prior        -0-         -0-         -0-           -0-              -0-              -0-           -0-
director
______________________________________________________________________________________________________________________


(1) This amount represents the fair value of these stock options at the date of grant which was estimated using the Black-Scholes option pricing model.



EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we do not have any written contractual arrangements with our executive officers.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 38,536,862 shares of common stock issued and outstanding.

                                           NUMBER OF SHARES    PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER(1)        OWNED(1)        OF CLASS(1)

DIRECTORS AND OFFICERS:

Marcus Johnson                              6,686,500 (2)       17.35%
2533 N. Carson Street, Suite 125
Carson City, Nevada 89706

D. Bruce Horton                               100,000 (3)        0.003%
2533 N. Carson Street, Suite 125
Carson City, Nevada 89706

Bertrand Taquet                               350,000 (4)        0.0009%
2533 N. Caron Street, Suite 125
Carson City, Nevada 89706

All executive officers and directors        7,136,500 (5)       18.52%
as a group (3 persons)

1. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 38,536,862 shares issued and outstanding.

2.   This figure includes:  (i) 6,586,500 shares of restricted common stock; and
     (ii) 100,000 stock options which are exercisable at $1.00 per share expiring May 9, 2017 to acquire 100,000 shares of common stock.

3. This figure includes 100,000 stock options which are exercisable at $1.00 per share expiring on April 27, 2018 to acquire 100,000 shares of common stock.

4. This figure includes 350,000 stock options which are exercisable at $1.00 per share expiring on April 27, 2018 to acquire 350,000 shares of common stock.

5.   This figure includes:  (i) 6,586,500 shares of restricted common stock; and
     (ii) 550,000 stock options which are exercisable at $1.00 per share to acquire 550,000 shares of common stock.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.


ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
           INDEPENDENCE

None of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended May 31, 2009.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended May 31, 2009, we incurred approximately $40,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended May 31, 2009 and for the review of our financial statements for the quarters ended August 31, 2008, November 30, 2008 and February 28, 2009.

During fiscal year ended May 31, 2008, we incurred approximately $40,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended May 31, 2008 and for the review of our financial statements for the quarters ended August 31, 2007, November 30, 2007 and February 28, 2008.

During fiscal year ended May 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.


ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.


EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT

3.1         Articles of Incorporation(1)

3.2         Bylaws(1)

3.2.1       Amended Bylaws (2)

10.1        2007 Stock Incentive Plan of Geneva Resources, Inc.

10.2        Letter Agreement with Alantic Ltd. (1)

10.3 Mineral Property Option Agreement between War Eagle Mining Company Inc. and Revelstoke Industries Inc. dated October 20, 2006 (5)

10.4        San Juan Property Option Agreement between Petaquilla Minerals Ltd.
            and Revelstoke Industries Inc. dated November 16, 2006 (6)

10.5 Letter of Intent between Geneva Gold Corporation and St. Elias Mines Ltd. dated January 22, 2007 (7)

10.6 Vilcoro Property Option Agreement between St. Elias Mines Ltd. and Geneva Gold Corporation dated January 22, 2007 (8)

10.7 Property Financing and Operating Agreement between Allied Minerals and Geneva Resources Inc. dated April 24, 2007 (9)

10.8 Executive Services Agreement between Geneva Resources Inc. and Stacey Kivel dated May 24, 2007 (10)

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

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed with the SEC on February 17, 2005 and incorporated herein by this reference.

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

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENEVA RESOURCES, INC.

Dated: September 14, 2009
                                    By: /s/ MARCUS JOHNSON
                                        _____________________________________
                                            Marcus Johnson
                                            President/Chief Executive Officer


Dated: September 14, 2009
                                    By: /s/ D. BRUCE HORTON
                                        _____________________________________
                                            D. Bruce Horton
                                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: September 14, 2009
                                    By: /s/ MARCUS JOHNSON
                                        ___________________
                                            Marcus Johnson
                                            Director

Dated: September 14, 2009
                                    By: /s/ D. BRUCE HORTON
                                        ___________________
                                            D. Bruce Horton
                                            Director

Dated: September 14, 2009
                                    By: /s/ BERTRAND TAQUET
                                        ___________________
                                            Bertrand Taquet
                                            Director