Form 10-Q
period 2009-08-31
Geneva Resources, Inc.
filed 2009-10-15
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the period ended August 31, 2009


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

Indicate the number of shares  outstanding    Outstanding as of October 12, 2009
of each of the issuer's classes of common stock, as of the most practicable date:

Class
Common Stock, $0.001 par value                   38,536,862

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             GENEVA RESOURCES, INC.

                                    FORM 10-Q


Part I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
             Balance Sheets                                                    4
             Statements of Operations (unaudited)                              5
             Statements of Cash Flows (unaudited)                              6
             Notes to Financial Statements (unaudited)                         7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          22

Item 4.   Controls and Procedures                                             23

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   24

Item 1A.  Risk Factors

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         26

Item 3.   Defaults Upon Senior Securities                                     27

Item 4    Submission of Matters to a Vote of Security Holders                 27

Item 5.   Other Information                                                   27

Item 6.   Exhibits                                                            27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS











                             GENEVA RESOURCES, INC.

                              FINANCIAL STATEMENTS

                                 AUGUST 31, 2009
                                   (Unaudited)



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS


                                                                                             August 31,           May 31,
                                                                                                2009                2009
_____________________________________________________________________________________________________________________________
                                                                                             (unaudited)          (Audited)

                                     ASSETS

CURRENT ASSETS
   Cash                                                                                     $        794        $      2,075
   Available for sale securities (Notes 2 and 3 (b))                                              45,000              55,000
_____________________________________________________________________________________________________________________________

TOTAL CURRENT ASSETS                                                                              45,794              57,075

   Deposit on property                                                                           165,010             165,010
_____________________________________________________________________________________________________________________________

TOTAL ASSETS                                                                                $    210,804        $    222,085
=============================================================================================================================
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                 $    234,040        $    215,591
   Shareholder's loan and accrued interest (Note 7)                                            2,031,719           1,987,899
_____________________________________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                                     2,265,759           2,203,490
_____________________________________________________________________________________________________________________________

GOING CONCERN CONTINGENCY AND COMMITMENTS (Note 1)

STOCKHOLDERS' DEFICIT
   Capital stock (Note 4)
   Authorized
      200,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      38,536,862 shares of common stock (May 31, 2009 -38,536,862)                                38,537              38,537
   Additional paid-in capital                                                                  5,025,879           5,025,879
     Accumulated other comprehensive loss                                                       (225,000)           (215,000)
   Deficit accumulated during the exploration stage                                           (6,894,371)         (6,830,821)
_____________________________________________________________________________________________________________________________

TOTAL  STOCKHOLDERS' DEFICIT                                                                  (2,054,955)         (1,981,405)
_____________________________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $    210,804        $    222,085
=============================================================================================================================


    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                 Three months     Three months     April 5, 2004
                                                                                     ended            ended        (inception) to
                                                                                August 31, 2009  August 31, 2008  August 31, 2009
__________________________________________________________________________________________________________________________________

REVENUE                                                                            $         -      $         -      $     46,974
__________________________________________________________________________________________________________________________________

DIRECT COSTS                                                                                 -                -            56,481
__________________________________________________________________________________________________________________________________

GROSS MARGIN (LOSS)                                                                          -                -            (9,507)
__________________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
     Office and general                                                                  1,828            7,130           145,523
     Consulting fees                                                                     5,000           83,688           701,934
     Marketing expenses                                                                      -                -           894,738
     Management fees                                                                         -                -         1,241,406
     Mineral property expenditures (Note 3)                                                  -          100,000         8,258,312
     Professional fees                                                                  12,902           67,871           970,516
__________________________________________________________________________________________________________________________________

TOTAL GENERAL & ADMINISTRATION EXPENSES                                                (19,730)        (258,689)      (12,212,429)
__________________________________________________________________________________________________________________________________

NET OPERATING LOSS                                                                     (19,730)        (258,689)      (12,221,936)
__________________________________________________________________________________________________________________________________

OTHER INCOME (EXPENSE)
     Gain on extinguishment of accrued liability                                             -                -            30,000
     Net gain on settlements                                                                 -                -         5,590,784
     Interest expense                                                                  (43,820)         (34,683)         (293,219)
__________________________________________________________________________________________________________________________________

TOTAL OTHER INCOME (EXPENSE)                                                           (43,820)         (34,683)        5,327,565
__________________________________________________________________________________________________________________________________

NET LOSS                                                                               (63,550)        (293,372)       (6,894,371)
__________________________________________________________________________________________________________________________________

COMPREHENSIVE LOSS
     Change in market value of available for sale securities                           (10,000)               -          (225,000)
__________________________________________________________________________________________________________________________________

COMPREHENSIVE LOSS                                                                 $   (73,550)     $  (293,372)     $ (7,119,371)
==================================================================================================================================


LOSS PER COMMON SHARE - BASIC                                                      $     (0.00)     $     (0.01)
================================================================================================================

COMPREHENSIVE LOSS PER COMMON SHARE - BASIC                                        $     (0.00)     $     (0.01)
================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                 38,536,862      38,136,862
     - BASIC
================================================================================================================




    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                Three months     Three months     April 5, 2004
                                                                                   ended             ended       (inception) to
                                                                              August 31, 2009   August 31, 2008  August 31, 2009
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                          $  (63,550)     $  (293,372)     $ (6,894,371)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash mineral property expenditures (recoveries)                                   -                -         7,415,000
      Non-cash net gain on settlement                                                       -                -        (5,490,784)
      Non-cash gain on extinguishment of accrued liability                                  -                -           (30,000)
      Stock-based compensation                                                              -                -         1,354,171
  Changes in operating assets and liabilities:
      Increase in deposits                                                                  -             (430)         (100,010)
      Accrued interest on shareholder's loan                                           43,820           34,683           293,219
      Due to related parties                                                                -                -           116,500
      Accounts payable and accrued liabilities                                         18,449          (48,633)        1,024,402
_________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                                  (1,281)        (307,752)       (2,311,873)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale and subscriptions of common stock                                        -                -           574,167
  Proceeds from shareholder advances                                                        -          300,000         1,738,500
_________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   -          300,000         2,312,667
_________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                        (1,281)          (7,752)              794

CASH, BEGINNING                                                                         2,075            9,356                 -
_________________________________________________________________________________________________________________________________

CASH, ENDING                                                                       $      794      $     1,604      $        794
=================================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
      Interest                                                                     $        -      $         -      $          -
=================================================================================================================================

      Income taxes                                                                 $        -      $         -      $          -
=================================================================================================================================

Shares issued for settlement of liability                                          $        -      $         -      $  1,096,078
=================================================================================================================================

Shares issued as deposit on option to purchase in mineral properties               $        -      $         -      $     65,000
=================================================================================================================================



    The accompanying notes are an integral part of these financial statements

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

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

GOING CONCERN
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $6,894,371. As at August 31, 2009, the Company has a working capital deficit of $2,219,965. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

UNAUDITED FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2009 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of August 31, 2009, any potential costs relating to the ultimate disposition of the Company's mineral property interests are not yet determinable.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31, 2009, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

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

The  following   disclosures   are  required  by  SFAS  No.  157,   "Fair  Value
Measurements" in connection with assets and liabilities whose carrying amounts are subject to fair value measures:


                                                            Fair Value Measurements at August 31, 2009
                                                   Quoted Prices in   Significant Other     Significant Other
                                  August 31, 2009    Active Market    Observable Inputs    Unobservable Inputs    May 31, 2009
                                                       (Level 1)          (Level 2)             (Level 3)
______________________________________________________________________________________________________________________________
Available for sale securities         $  45,000         $   45,000           $       -            $         -       $  55,000
______________________________________________________________________________________________________________________________

Total                                 $  45,000         $   45,000           $       -            $         -       $  55,000
==============================================================================================================================

In connection with the Company's available for sale securities, to August 31, 2009 and May 31, 2009, no realized or unrealized gains and losses have been recorded in operations and all unrealized gains and losses have been recorded as components of accumulated other comprehensive income (loss).

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

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To August 31, 2009, the Company has not recorded any translation adjustments into stockholders' equity.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

STOCK-BASED COMPENSATION (CONTINUED)
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123(R) and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 replaces SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for interim and annual periods ending after September 15, 2009. Management does not expect the adoption of SFAS 168 to have a material impact on the Company's financial position, cash flows and results of operations

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS 163"). SFAS 163 clarifies how SFAS 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for the Company's

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED) interim period commencing June 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which were effective for the Company's interim period commencing June 1, 2008. The adoption of SFAS 163 did not have a material impact on the Company's financial position, cash flows and results of operations.

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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

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

During fiscal 2009, the Company recorded a mineral property recovery of $50,000 in connection with the return of funds originally paid into trust to fund exploration activities.

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

During fiscal 2009, the Company received the 100,000 common shares receivable from Petaquilla, previously valued at $270,000. As of August 31, 2009 the 100,000 shares received had an estimated fair value of $45,000 ($0.45 per share) (May 31, 2009 - $55,000; $0.55 per share).


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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)
________________________________________________________________________________

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

Subsequent to August 31, 2009, the Company received $350,000 towards a planned private placement of Units to be offered at $0.05 per unit with each unit consisting of one common share and one warrant to acquire an additional common share, exercisable at $0.25 for twelve months.


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

GENEVA RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009 (UNAUDITED)
________________________________________________________________________________

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

A summary of the Company's stock options as of August 31, 2009, and changes during the year then ended is presented below:



                                          Number of Options    Weighted average exercise       Weighted average remaining
                                                                    Price per share            Contractual life (in years)
__________________________________________________________________________________________________________________________
OUTSTANDING AT MAY 31, 2008                   1,850,000                 $  1.04                           9.12
Granted during the year                           -                         -                               -
Exercised during the year                         -                         -                               -
__________________________________________________________________________________________________________________________

OUTSTANDING AT MAY 31, 2009                   1,850,000                   1.04                            8.12
Granted during the period                         -                         -                               -
Exercised during the period                       -                         -                               -
__________________________________________________________________________________________________________________________

OUTSTANDING AT AUGUST 31, 2009                1,850,000                 $ 1.04                            7.87
==========================================================================================================================


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the three month period ended August 31, 2009, the Company incurred $Nil in management fees to officers and directors (Three months ended August 31, 2008
- $Nil). Any transactions with related parties are in the normal course of operations and, in management's opinion, undertaken with similar terms and conditions as transactions with unrelated parties.


NOTE 7 - SHAREHOLDER'S LOAN
________________________________________________________________________________

On November 14, 2006, a significant shareholder of the Company advanced $100,000 on behalf of the Company regarding a previous property option agreement. Additional advances of $303,500 and $795,000 were received during the years ended May 31, 2007 and May 31, 2008, respectively. During the year ended May 31, 2009, an additional $540,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, bear interest at 10% per annum, and have no set terms of repayment. The total amount outstanding as of August 31, 2009 including accrued interest is $2,031,719 (May 31, 2009 - $1,987,899). Subsequent to August 31, 2009, $325,000 was paid in principal and accrued interest to the lender by the Company.

NOTE 8 - SUBSEQUENT EVENTS
________________________________________________________________________________

Subsequent to August 31, 2009, the Company received $350,000 towards a planned private placement of Units to be offered at $0.05 per unit with each unit consisting of one common share and one warrant to acquire an additional common share, exercisable at $0.25 for twelve months.

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

On December 1, 2007, we entered into an extension agreement with St. Elias (the "December 2007 Extension Agreement"). The December 2007 Extension Agreement acknowledged that in accordance with the terms and provisions of the Vilcoro Option Agreement, we must incur and pay exploration expenditures of not less than $500,000 prior to January 17, 2008 (the "Exploration Expenditures"), and provided us an extension until March 31, 2008 to incur and pay such Exploration Expenditures. On March 28, 2008, we entered into a second extension agreement with St. Elias (the "March 2008 Extension Agreement"), which provided us with an extension until June 30, 2008 to incur and pay such Exploration Expenditures. On June 4, 2008, we entered into a third extension with St. Elias (the "June 2008 Extension Agreement"), which provided us with an indefinite extension to pay such Exploration Expenditures based on the Operator's work schedule.

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

On December 23, 2008, a statement of defense was filed by St. Elias and Brophy denying the majority of the allegations made by us in our Statement of Claim. In addition, St. Elias and Brophy also filed a counter claim against us for abuse of process and punitive damages. All allegations of by us, St. Elias and Brophy remain to be proved in court. See "Part II. Item 1. Legal Proceedings."

     During the three-month period ended August 31, 2009, we recorded a mineral property recovery of $50,000 in connection with the return of funds originally paid by us into trust to fund the exploration activities.

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

During fiscal year ended May 31, 2009, we received the 100,000 common shares from Petaquilla, which were previously valued at $270,000. As of August 31, 2009, the 100,000 shares received had an estimated value of $45,000 ($0.45 per share).

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


RESULTS OF OPERATION

THREE MONTH PERIOD ENDED AUGUST 31, 2009 COMPARED TO THREE MONTH PERIOD ENDED AUGUST 31, 2008.

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our financial statements and related notes for the three month period ended August 31, 2009 and August 31, 2008, which financial statements are included elsewhere in this Quarterly Report.


                                                  THREE MONTH             THREE MONTH
                                                  PERIOD ENDED            PERIOD ENDED          APRIL 5, 2004 (INCEPTION)
                                                AUGUST 31, 2009          AUGUST 31, 2008          TO AUGUST 31, 2009
REVENUE                                                     -0-                    -0-                       $46,974
DIRECT COSTS                                                -0-                    -0-                        56,481
GROSS MARGIN (LOSS)                                         -0-                    -0-                        (9,507)
GENERAL AND ADMINISTRATIVE EXPENSES
  Office and general                                      1,828                  7,130                       145,523
  Consulting fees                                         5,000                 83,688                       701,934
  Marketing expenses                                        -0-                    -0-                       894,738
  Management fees                                           -0-                    -0-                     1,241,406
  Mineral property expenditures                             -0-                100,000                     8,258,312
  Professional fees                                      12,902                 67,871                       970,516
                                            _________________________________________________________________________
NET OPERATING LOSS                                     ($19,730)             ($258,689)                  (12,221,936)
OTHER INCOME(EXPENSE)
  Gain on extinguishment of debt                            -0-                    -0-                        30,000
  Interest expense                                      (43,820)               (34,683)                     (293,219)
  Net gain on settlements                                   -0-                    -0-                     5,590,784
                                            _________________________________________________________________________
TOTAL OTHER INCOME(EXPENSE)                             (43,820)               (34,683)                    5,327,565
NET LOSS                                               ($63,550)             ($293,372)                  ($6,894,371)
                                            _________________________________________________________________________
  Change in market value of available
  for sale securities                                   (10,000)                   -0-                     ($225,000)
COMPREHENSIVE LOSS                                     ($73,550)             ($293,372)                   (7,119,371)
                                            _________________________________________________________________________


Our comprehensive loss during the three month period ended August 31, 2009 was approximately ($73,550) compared to a comprehensive loss of ($293,372) for the three month period ended August 31, 2008 (a decrease of $219,822).

During the three month period ended August 31, 2009 and August 31, 2008, respectively, we did not generate any revenue. During the three month period ended August 31, 2009, we incurred general and administrative expenses in the aggregate amount of $19,730 compared to $258,689 incurred during the three month period ended August 31, 2008 (a decrease of $238,959). The operating expenses incurred during the three month period ended August 31, 2009 consisted of: (i) office and general of $1,828 (2008: $7,130); (ii) consulting fees of $5,000 (2008: $83,688); (iii) mineral property expenditures of $-0- (2008: $100,000);
and (iv) professional fees of $12,902 (2008: $67,871). The decrease in general and administrative expenses incurred during the three month period ended August 31, 2009 compared to the three month period ended August 31, 2008 resulted primarily from a decrease in consulting fees and a decrease in mineral property expenditures based upon the decrease in acquisition and development of our mineral properties and current status of the scale and scope of exploratory programs. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

The incurrence of general and administrative expenses resulted in a net operating loss of ($19,730) during the three month period ended August 31, 2009 compared to a net operating loss of ($258,689) during the three month period ended August 31, 2008. Net operating loss was further increased by the recording of interest expense of $43,820 (2008: $34,683) and a change in market value of available for sale securities of $10,000 (2008: $-0-).

Thus, our comprehensive loss during the three month period ended August 31, 2009 was ($73,550) or ($0.00) per share compared to a comprehensive loss of ($293,372) or ($0.01) per share for the three month period ended August 31, 2008. The weighted average number of shares outstanding was 38,536,862 at August 31, 2009 compared to 38,136,862 at August 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED AUGUST 31, 2009

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at August 31, 2009 our current assets were $45,794 and our current liabilities were $2,265,759, resulting in a working capital deficit of
$2,219,965. As at August 31, 2009, our total assets were $210,804 compared to total assets of $222,085 as at May 31, 2009. Total assets as at August 31, 2009 consisted of: (i) $794 in cash; (ii) $45,000 available for sale securities; and
(iii) $165,010 in deposit on property. As at August 31, 2009, our current liabilities were $2,265,759 compared to current liabilities of $2,203,490 as at

May 31, 2009. Our current liabilities consisted of: (i) $234,040 in accounts payable and accrued liabilities; and (ii) $2,031,719 in shareholder's loan and accrued interest. The slight increase in current liabilities was primarily due to the increase in shareholder's loan and accrued interest relating to the scale and scope of business activity.

Stockholders' deficit increased from ($1,981,405) as at May 31, 2009 to ($2,054,955) as at August 31, 2009.

We have not generated positive cash flows from operating activities. For the three month period ended August 31, 2009, net cash flow used in operating activities was ($1,281) compared to net cash flow used in operating activities of ($307,752) for the three month period ended August 31, 2008. Net cash flow used in operating activities during the three month period ended August 31, 2009 consisted primarily of a net loss of ($63,550) changed by $18,449 in accounts payable and accrued liabilities and $43,820 in accrued interest on shareholder's loan. Net cash flow used in operating activities during the three month period ended August 31, 2008 consisted primarily of a net loss of ($293,372) changed by ($430) in increase in deposits, ($48,633) in accounts payable and accrued liabilities and $34,683 in accrued interest on shareholder's loan.

During the three month period ended August 31, 2009, net cash flow provided by financing activities was $0 compared to net cash flow from financing activities of $300,000 for the three month period ended August 31, 2008. Net cash flow provided from financing activities during the three month period ended August 31, 2008 pertained to $300,000 received as proceeds from shareholder advances.

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

Subsequent to August 31, 2009, we received $350,000 towards a planned private placement of units to be offered at $0.05 per unit. Each unit is to consist of one share of our restricted common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.25 for twelve months (the "Units(s)"). The private placement offering is under Regulation S of the Securities Act. See "Part II. Item 2. Unregistered Sales of Equity Securities."

The report of the independent registered public accounting firm that accompanies our fiscal year end May 31, 2009 and May 31, 2008 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report and other than as disclosed below, we do not have any material commitments for fiscal year
2009/2010.

SHAREHOLDER LOAN

On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. Additional advances of $303,500 and $795,000 were received during fiscal years ended May 31, 2007 and May 31, 2008, respectively. During fiscal year ended May 31, 2009, an additional $540,000 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, accrue interest at 10% per annum and have no established terms of repayment. As at August 31, 2009, we owe an aggregate of $2,031,719 in principal and accrued interest. Subsequent to August 31, 2009, $325,000 was paid in principal and accrued interest by us to the lender.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of August 31, 2009 which is the end of the three month quarterly period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the quarterly period covered by this Quarterly Report, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that we must disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, the "Exchange Act", is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm De Joya Griffith & Company, LLC., Certified Public Accountants regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Quarterly Report on Form 10-Q.

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

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson and Mr. Betrand Taquet, One of the two members of the audit committee is "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on April 25, 2006 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for the three month period ended August 31, 2009. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC., Certified Public Accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the reviewed financial statements referred to above be included in our Quarterly Report on Form 10-Q for the three month period ended August 31, 2009 filed with the Securities and Exchange Commission.

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

As of May 31, 2008, we received $100,000 and the return of the 4,000,000 restricted shares of our common stock with an estimated fair value of $5,440,000. As of the date of this Quarterly Report, we have received all of the 100,000 common shares receivable from Petaquilla, previously valued at $270,000. As of August 31, 2009, the 100,000 shares received had an estimated fair value of $45,000 ($0.45 per share).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

As of the date of this Quarterly Report, we have received an aggregate of $350,000 towards a planned private placement of units to be offered at $0.05 per unit (the "2009 Private Placement Offering"). Each unit consists of one share of our restricted common stock and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of twelve months from the date of share issuance (the "Unit"). The 2009 Private Placement Offering will be completed in reliance on Regulation S of the Securities Act. It is anticipated that sales will be made to only non-U.S. residents. The 2009 Private Placement Offering will not be registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the 2009 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

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

                                    GENEVA RESOURCES, INC.

Dated: October 15, 2009             By: /s/ MARCUS JOHNSON
                                        _______________________________________
                                        Marcus Johnson, President/Chief
                                        Executive Officer

Dated: October 15, 2009             By: /s/ D. BRUCE HORTON
                                        ________________________________________
                                        D. Bruce Horton, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 15, 2009             By: /s/ MARCUS JOHNSON
                                        ________________________________________
                                        Director

Dated: October 15, 2009             By: /s/ D. BRUCE HORTON
                                        ________________________________________
                                        Director