Form 10-Q
period 2009-11-30
Geneva Resources, Inc.
filed 2010-01-14
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the period ended November 30, 2009


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from ______ to _______


                         COMMISSION FILE NUMBER: 0-51583


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


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
          ___________________________________________________________
                                (TITLE OF CLASS)


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

Indicate the number of shares  outstanding     Outstanding as of January 7, 2009
of each of the issuer's classes of common stock, as of the most practicable date:

Class
Common Stock, $0.001 par value                          104,743,062

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             GENEVA RESOURCES, INC.

                                    FORM 10-Q


                                                                            Page

Part I.  FINANCIAL INFORMATION                                                4

Item 1.  FINANCIAL STATEMENTS                                                 4
            Balance Sheets                                                    5
            Statements of Operations (unaudited)                              6
            Statements of Cash Flows (unaudited)                              7
            Notes to Financial Statements (unaudited)                         8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          27

Item 4.  Controls and Procedures                                             28

Part II. OTHER INFORMATION                                                   29

Item 1.  Legal Proceedings                                                   29

Item 1A. Risk Factors                                                        31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         31

Item 3.  Defaults Upon Senior Securities                                     32

Item 4   Submission of Matters to a Vote of Security Holders                 32

Item 5.  Other Information                                                   32

Item 6.  Exhibits                                                            34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS











                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 2009
                                   (Unaudited)

                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                                                                              November 30,         May 31,
                                                                                  2009              2009
___________________________________________________________________________________________________________
                                                                              (unaudited)         (audited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                       $     3,033        $    2,075
   Prepaid expenses                                                                   183                 -
   Available for sale securities (Notes 2 and 3 (b))                               54,810            55,000
___________________________________________________________________________________________________________

TOTAL CURRENT ASSETS                                                               58,026            57,075

   Deposit on property                                                            170,010           165,010
___________________________________________________________________________________________________________

TOTAL ASSETS                                                                  $   228,036        $  222,085
===========================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                   $   224,525        $  215,591
   Shareholder's loan and accrued interest  (Note 7)                            1,776,188         1,987,899
___________________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                       2,000,713         2,203,490
___________________________________________________________________________________________________________

GOING CONCERN CONTINGENCY AND COMMITMENTS (Note 1)

STOCKHOLDERS' DEFICIT
   Capital stock (Note 4)
   Authorized
      200,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      38,536,862 shares of common stock (May 31, 2009 - 38,536,862)                38,537            38,537
   Additional paid-in capital                                                   5,025,879         5,025,879
   Stock payable                                                                  350,000                 -
   Accumulated other comprehensive loss                                          (215,190)         (215,000)
   Deficit accumulated during the exploration stage                            (6,971,903)       (6,830,821)
___________________________________________________________________________________________________________

TOTAL  STOCKHOLDERS' DEFICIT                                                   (1,772,677)       (1,981,405)
___________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $   228,036        $  222,085
===========================================================================================================


    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                                                  From inception
                                                                                                                  (April 5, 2004)
                                                   Three Months Ended                 Six Months Ended                  to
                                              November 30,     November 30,     November 30,     November 30,      November 30,
                                                  2009             2008            2009             2008               2009
_________________________________________________________________________________________________________________________________

REVENUE                                       $         -      $         -      $         -      $         -       $     46,974
_________________________________________________________________________________________________________________________________

DIRECT COSTS                                            -                -                -                -             56,481
_________________________________________________________________________________________________________________________________

GROSS MARGIN (LOSS)                                     -                -                -                -             (9,507)
_________________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                               4,129            2,190            5,957            9,320            149,652
   Consulting fees                                 16,300           75,220           21,300          158,908            718,234
   Marketing expenses                                   -                -                -                -            894,738
   Management fees                                      -                -                -                -          1,241,406
   Mineral property expenditures (Note 3)               -          (10,000)               -           90,000          8,258,312
   Professional fees                               13,538           90,284           26,440          158,155            984,055
_________________________________________________________________________________________________________________________________

TOTAL GENERAL & ADMINISTRATION EXPENSES           (33,967)        (157,694)         (53,697)        (416,383)       (12,246,396)
_________________________________________________________________________________________________________________________________

NET OPERATING LOSS                                (33,967)        (157,694)         (53,697)        (416,383)       (12,255,903)

OTHER INCOME (EXPENSE)
   Gain on extinguishment of accrued liability          -                -                -                -             30,000
   Net gains on settlements                             -                -                -                -          5,590,784
   Interest expense                               (43,565)         (40,209)         (87,385)         (74,892)          (336,784)
_________________________________________________________________________________________________________________________________

TOTAL OTHER INCOME (EXPENSE)                      (43,565)         (40,209)         (87,385)         (74,892)         5,284,000
_________________________________________________________________________________________________________________________________

NET LOSS                                      $   (77,532)     $  (197,903)     $  (141,082)     $  (491,275)      $ (6,971,903)
=================================================================================================================================

COMPREHENSIVE LOSS
   Change in market value for sale of
      securities                              $     9,810      $         -      $     (190)      $         -       $   (215,190)
_________________________________________________________________________________________________________________________________

COMPREHENSIVE LOSS                            $   (67,722)     $  (197,903)     $ (141,272)      $  (491,275)      $ (7,187,093)
=================================================================================================================================

LOSS PER COMMON SHARE BASIC                   $     (0.00)     $     (0.01)     $     (0.00)     $     (0.01)
=============================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
     - BASIC                                   38,536,862       38,497,302       38,536,862       38,316,097
=============================================================================================================


    The accompanying notes are an integral part of these financial statements



                             GENEVA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                                     April 5, 2004
                                                                       Six months ended      Six months ended       (inception) to
                                                                       November 30, 2009     November 30, 2008     November 30, 2009
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                                 $ (141,082)           $ (491,275)         $ (6,971,903)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash mineral property expenditures (recoveries)                           -                     -             7,415,000
      Non-cash net gain on settlement                                               -                     -            (5,490,784)
      Non-cash gain on extinguishment of accrued liability                          -                     -               (30,000)
      Stock-based compensation                                                      -                     -             1,354,171
   Changes in operating assets and liabilities:
      Prepaid expenses                                                           (183)                    -                  (183)
      Increase in deposits                                                     (5,000)                 (430)             (105,010)
      Accrued interest on shareholder's loan                                    87,385               74,892               336,784
      Due to related parties                                                        -                     -               116,500
      Accounts payable and accrued liabilities                                  8,934               (24,506)            1,014,887
____________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                         (49,946)             (441,319)           (2,360,538)
____________________________________________________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on sale and subscriptions of common stock                         350,000                     -               924,167
   Proceeds from shareholder advances                                          25,904               495,000             1,764,404
   Payments for shareholder advances                                         (325,000)                    -              (325,000)
____________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      50,904               495,000             2,363,571
____________________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                                                   958                53,681                3,033

CASH, BEGINNING                                                                 2,075                 9,356                     -
____________________________________________________________________________________________________________________________________

CASH, ENDING                                                               $    3,033            $   63,037          $      3,033
====================================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period:
   Interest                                                                $        -            $        -          $          -
====================================================================================================================================

   Income taxes                                                            $        -            $        -          $          -
====================================================================================================================================

   Shares issued for settlement of liability                               $        -            $        -          $  1,096,078
====================================================================================================================================

   Shares issued as deposit on option to purchase in mineral properties    $        -            $        -          $     65,000
====================================================================================================================================


    The accompanying notes are an integral part of these financial statements


GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (unaudited)
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

The  Company  was  incorporated  in the State of Nevada  on April 5,  2004.  The
Company was initially formed to engage in the business of reclaiming and stabilizing land in preparation for construction in the United States of America. On November 27, 2006, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Revelstoke Industries, Inc.) would merge with its wholly-owned subsidiary, Geneva Gold Corp. This merger became effective as of December 1, 2006 and the Company changed its name to Geneva Gold Corp. On March 1, 2007, the Company (Geneva Gold Corp.) merged with its wholly-owned subsidiary, Geneva Resources, Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. This merger became effective March 1, 2007 and the Company changed its name to Geneva Resources, Inc. The Company is an exploration stage enterprise, as defined in FASB ASC 915 "Development Stage Entities".

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

GOING CONCERN
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $6,971,903. As at November 30, 2009, the Company has a working capital deficit of $1,942,687. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

UNAUDITED FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2009 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.

The Company has evaluated subsequent events through January 13, 2010 the date which the financial statement were available to be issued. See note 8.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION
These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (unaudited)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930-805, "Extractive Activities-Mining", when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of November 30, 2009, any potential costs relating to the ultimate disposition of the Company's mineral property interests are not yet determinable.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2009, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (unaudited)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES (continued)
from these loss carryforwards. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, "Income Taxes," which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

AVAILABLE FOR SALE SECURITIES
The Company's holdings in marketable securities classified as available-for-sale are carried at fair value. The carrying value of marketable securities is reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, the investments are written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in the Company's statements of operations. Unrealized gains and unrealized losses deemed temporary are included in accumulated other comprehensive income
(loss).

The following disclosures are required by FASB ASC 820-10, "Fair Value Measurements and Disclosures" in connection with assets and liabilities whose carrying amounts are subject to fair value measures:



                  Fair Value Measurements at November 30, 2009

                                    Quoted Prices in    Significant Other     Significant Other
                    November 30,     Active Market      Observable Inputs    Unobservable Inputs    May 31, 2009
                        2009            (Level 1)           (Level 2)            (Level 3)
________________________________________________________________________________________________________________

Available for
sale securities      $  54,810         $  54,810           $       -            $       -            $  55,000
________________________________________________________________________________________________________________

Total                $  54,810         $  54,810           $       -            $       -            $  55,000
================================================================================================================


In connection with the Company's available for sale securities, to November 30, 2009 and May 31, 2009, no realized or unrealized gains and losses have been recorded in operations and all unrealized gains and losses have been recorded as components of accumulated other comprehensive income (loss). Subsequent to the period the Company sold the shares for net proceeds to the Company of $54,810.

NET INCOME (LOSS) PER SHARE
The Company computes income (loss) per share in accordance with FASB ASC 260-10, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income
(loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To November 30, 2009, the Company has not recorded any translation adjustments into stockholders' equity.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (unaudited)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION
On June 1, 2006, the Company adopted FASB ASC 718-10, "Compensation- Stock Compensation", under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and
b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with the requirements of FASB ASC 480-10, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued FASB ASC 105-10, "Generally Accepted Accounting Principles replaces SFAS No. 162, which establishes the FASB Accounting
Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of FASB ASC 105-10and the Codification does not change GAAP. FASB ASC 105-10 becomes effective for interim and annual periods ending after September 15, 2009. Management does not expect the adoption of FASB ASC 105-10 to have a material impact on the Company's financial position, cash flows and results of operations

In June 2009, the FASB issued FASB ASC 810-10, "Consolidation", which included the following: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial statements.

In June 2009, the FASB issued FASB ASC 860-10, "Transfers and Servicing", FASB ASC 860-10 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the financial statements.

In June 2009, the FASB issued FASB ASC 855-10, "Subsequent Events." FASB ASC 855-10establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (unaudited)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued) effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10 during the period did not have a material impact on the Company's financial position, cash flows or results of operations.

In May 2008, the FASB issued FASB ASC 944-20, "Financial Services-Insurance." FASB ASC 944-20 clarifies how SFAS 60, Accounting and Reporting by Insurance Enterprises applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FASB ASC 944-2 0is effective for the Company's interim period commencing June 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which were effective for the Company's interim period commencing June 1, 2008. The adoption of FASB ASC 944-20 during the period did not have a material impact on the Company's financial position, cash flows or results of operations.

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

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (unaudited)
________________________________________________________________________________


NOTE 3 -MINERAL EXPLORATION PROPERTIES (continued)
________________________________________________________________________________

(a) VILCORO GOLD PROPERTY (continued)
On November 10, 2008, the Company commenced legal proceedings in the Supreme Court of British Columbia, Canada against each of St. Elias and John Brophy P. Geol. The Company is seeking rescission of the property option agreement and the return of all funds and shares advanced by the Company to St. Elias. The Company alleges that St. Elias failed to properly discharge its duty as an operator of the Vilcoro Property and also alleges that each of St. Elias and John Brophy failed to provide the Company complete and accurate information relating to the ownership of the Vilcoro Property and to the ownership of the adjacent property, including failing to disclose that John Brophy and his wife had an interest in the Vilcoro Property and the adjacent property. The Company also has alleged that St. Elias used some of the exploration funds provided by the Company to fund the exploration of the adjoining property.

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

During fiscal 2009, the Company received the 100,000 common shares receivable from Petaquilla, previously valued at $270,000. As of November 30, 2009, the 100,000 shares received had an estimated fair value of $54,810 ($0.548 per share) (May 31, 2009 - $55,000; $0.55 per share). Subsequent to the period the Company sold the shares for net proceeds to the Company of $54,810

(c) AMELIA AND SAN MARTIN CONCESSIONS
On November 20, 2009, the Company ("Optionee") entered into a letter Agreement with Glenn Patrick Schmitz ("Optionor") in connection with the proposed acquisition of an 80% interest in 39 mineral concessions located near Domyeko in Chile. The parties have agreed to complete their due diligence and the execution of a Formal Agreement within 60 days of the execution of the letter Agreement. The material terms and conditions set out in the term sheet as follows, all terms and conditions are based on a successful due diligence process:

     1. The Company will pay the Optionor $5,000 upon the parties execution of the Letter Agreement. Funds were paid on November 23, 2009.
     2. The Company will transfer and deliver 2,000,000 restricted common shares in the capital stock of the Company as follows: 500,000 shares as the initial tranche within thirty days of the Formal Agreement date;1,000,000 shares

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (unaudited)
________________________________________________________________________________


NOTE 3 -MINERAL EXPLORATION PROPERTIES (continued)
________________________________________________________________________________

(c) AMELIA AND SAN MARTIN CONCESSIONS (continued)

          upon the expiry of the first twelve month period after the Formal Agreement date; and 500,000 shares upon the expiry of the second twelve month period after the Formal Agreement date.
     3. The Company will pay the Optionor further amounts as follows: $300,000 dollars prior to the first anniversary of the Formal Agreement date; an amount to be solely and exclusively determined by the Optionee in its judgment, based on the First Year Term drilling and explorations results, will be paid as Exploration Expenditures by the Optionee prior to the Second Anniversary; and an amount to be solely and exclusively determined by the Optionee in its judgment, based on the Second Year Term drilling and explorations results, will be paid as Exploration Expenditures by the Optionee prior to the Third Anniversary.

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

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (unaudited)
________________________________________________________________________________


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

During the period, the Company received $350,000 towards a planned private placement of Units to be offered at $0.05 per unit with each unit consisting of one common share and one warrant to acquire an additional common share, exercisable at $0.25 for twelve months. Subsequent to the period on December 8, 2009 the Company issued 7,000,000 common shares at $0.05 per share in connection with the previously received share subscriptions.

Effective December 7, 2009, the Board of Directors of Geneva Resources Inc., authorized the settlement of debt with a certain creditor which debt consisted of outstanding advances and accrued interest aggregating to $1,776,188. The Debt was evidenced by that certain convertible promissory note dated December 4, 2009 in the principal of $1,776,188 issued to the Creditor. In accordance with the terms and provisions of the Promissory Note, in the event the Company is unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at $0.03 per share. Subsequently the Creditor assigned a proportionate right of its title and interest in and to the debt and the Convertible Note to certain Assignees. On December 7, 2009, the Company received notices of conversion dated December 7, 2009 from the respective Assignees, pursuant to which the Assignees were converting their respective right, title and interest in and to Debt and the Convertible Note into shares of Common Stock at the rate of $0.03 per share.

Also effective December 7, 2009, the Board of Directors of the Company authorized the issuance of an aggregate of 59,206,200 shares of the Company's Common Stock proportionately to the Assignees in accordance with the terms and provisions of the above Notices of Conversion.

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

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (unaudited)
________________________________________________________________________________


NOTE 5 - STOCK OPTION PLAN (continued)
________________________________________________________________________________

A summary of the Company's stock options as of November 30, 2009, and changes during the year then ended is presented below:

                                                 Weighted average      Weighted average
                                    Number of     exercise Price     remaining Contractual
                                     Options        per share           life (in years)
__________________________________________________________________________________________

OUTSTANDING AT MAY 31, 2008         1,850,000         $ 1.04                 9.12
Granted during the year                     -              -                    -
Exercised during the year                   -              -                    -
__________________________________________________________________________________________

OUTSTANDING AT MAY 31, 2009         1,850,000           1.04                 8.12
Granted during the period                   -              -                    -
Exercised during the period                 -              -                    -
__________________________________________________________________________________________

OUTSTANDING AT NOVEMBER 30, 2009    1,850,000         $ 1.04                 7.62
__________________________________________________________________________________________


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the six month period ended November 30, 2009, the Company incurred $Nil in management fees to officers and directors (six months ended November 30, 2008
- $Nil). Any transactions with related parties are in the normal course of operations and, in management's opinion, undertaken with similar terms and conditions as transactions with unrelated parties.

NOTE 7 - SHAREHOLDER'S LOAN
________________________________________________________________________________

On November 14, 2006, a significant shareholder of the Company advanced $100,000 on behalf of the Company regarding a previous property option agreement. Additional advances of $303,500, $795,000 and $540,000 were received during the years ended May 31, 2007, 2008 and 2009, respectively under the same terms and conditions. During the period ended November 30, 2009, an additional $25,904 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, bear interest at 10% per annum, and have no set terms of repayment. During the period, $325,000 of accrued interest was repaid to the shareholder. The total amount outstanding as of November 30, 2009 including accrued interest is $1,776,188 (May 31, 2009 - $1,987,899).

Effective December 7, 2009, the Board of Directors of Geneva Resources Inc., authorized the settlement of debt with a certain creditor which debt consisted of outstanding advances and accrued interest aggregating to $1,776,188. The Debt was evidenced by that certain convertible promissory note dated December 4, 2009 in the principal of $1,776,188 issued to the Creditor. In accordance with the terms and provisions of the Promissory Note, in the event the Company is unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company's restricted common stock at $0.03 per share. Subsequently the Creditor assigned a proportionate right of its title and interest in and to the debt and the Convertible Note to certain Assignees. On December 7, 2009, the Company received notices of conversion dated December 7, 2009 from the respective Assignees, pursuant to which the Assignees were converting their respective right, title and interest in and to Debt and the Convertible Note into shares of Common Stock at the rate of $0.03 per share.

Also effective December 7, 2009, the Board of Directors of the Company authorized the issuance of an aggregate of 59,206,200 shares of the Company's Common Stock proportionately to the Assignees in accordance with the terms and provisions of the above Notices of Conversion.

NOTE 8 - SUBSEQUENT EVENTS
________________________________________________________________________________

Effective December 7, 2009, the Board of Directors of Geneva Resources Inc., authorized the settlement of debt with a certain creditor which debt consisted of outstanding advances and accrued interest aggregating to $1,776,188. The Debt was evidenced by that certain convertible promissory note dated December 4, 2009 in the principal of $1,776,188 issued to the Creditor. In accordance with the terms and provisions of the Promissory Note, in the event the Company is unable to repay the debt, the debt could be satisfied by way of conversion of the debt

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 (unaudited)
________________________________________________________________________________


NOTE 8 - SUBSEQUENT EVENTS (continued)
________________________________________________________________________________

into shares of the Company's restricted common stock at $0.03 per share. Subsequently the Creditor assigned a proportionate right of its title and interest in and to the debt and the Convertible Note to certain Assignees. On December 7, 2009, the Company received notices of conversion dated December 7, 2009 from the respective Assignees, pursuant to which the Assignees were converting their respective right, title and interest in and to Debt and the Convertible Note into shares of Common Stock at the rate of $0.03 per share.

Also effective December 7, 2009, the Board of Directors of the Company authorized the issuance of an aggregate of 59,206,200 shares of the Company's Common Stock proportionately to the Assignees in accordance with the terms and provisions of the above Notices of Conversion.

On December 8, 2009, the Company issued 7,000,000 common shares at $0.05 per share in connection with the previously received share subscriptions totaling $350,000.

During fiscal 2009, the Company received the 100,000 common shares receivable from Petaquilla, previously valued at $270,000. As of November 30, 2009, the 100,000 shares received had an estimated fair value of $54,810 ($0.548 per share) (May 31, 2009 - $55,000; $0.55 per share). Subsequent to the period the Company sold the shares for net proceeds to the Company of $54,810.

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

On December 23, 2008, a statement of defense was filed by St. Elias and Brophy denying the majority of the allegations made by us in our Statement of Claim. In addition, St. Elias and Brophy also filed a counter claim against us for abuse of process and punitive damages. All allegations by us, St. Elias and Brophy remain to be proved in court. See "Part II. Item 1. Legal Proceedings."

During the three-month period ended November 30, 2009, we recorded a mineral property recovery of $50,000 in connection with the return of funds originally paid by us into trust to fund the exploration activities.

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

During fiscal year ended May 31, 2009, we received the 100,000 common shares from Petaquilla, which were previously valued at $270,000. As of November 30, 2009, the 100,000 shares received had an estimated value of $54,810 ($0.548 per share).

AMELIA AND SAN MARTIN

As of November 30, 2009, we entered into a letter agreement (the "Letter Agreement") with Glenn Patrick Schmitz (the "Optionor"), in connection with the proposed acquisition of an 80% interest in thirty-nine mineral concessions located near Domyeko in Chile. In accordance with the terms and provisions of the Letter Agreement: (i) we will pay the Optionor $5,000 upon execution of the

Letter Agreement,  which as of the date of this Quarterly Report, has been paid;
(ii) we will issue to the Optionor an aggregate of 2,000,000 shares of our restricted common stock as follows: (a) 500,000 shares as the initial tranche within thirty days of execution of a formal and definitive agreement (the "Formal Agreement"), (b) 1,000,000 shares upon the expiration of the first twelve month period after execution of the Formal Agreement, and (c) 500,000 shares upon the expiration of the second twelve month period after execution of the Formal Agreement; (iii) we will pay the Optionor further amounts as follows:
(a) $300,000 prior to the expiration of the first twelve month period after execution of the Formal Agreement, (b) an amount to be paid by us as exploration expenditures prior to expiration of the second twelve month period after execution of the Formal Agreement, which amount shall be solely and exclusively determined by us based on the first year term drilling and exploration results, and (c) an amount to be paid by us as exploration expenditures prior to expiration of the third twelve month period after execution of the Formal Agreement, which amount shall be solely and exclusively determined by us based on the second year term drilling and exploration results.

As of the date of this Quarterly Report, we are engaged in due diligence. We have agreed to complete our due diligence and execution of the Formal Agreement within sixty days from November 30, 2009.

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

RESULTS OF OPERATION

SIX MONTH PERIOD ENDED NOVEMBER 30, 2009 COMPARED TO SIX MONTH PERIOD ENDED NOVEMBER 30, 2008.

The summarized financial data set forth in the tables below and discussed in this section should be read in conjunction with our financial statements and related notes for the six month period ended November 30, 2009 and November 30, 2008, which financial statements are included elsewhere in this Quarterly Report.


                                                 SIX MONTH                SIX MONTH
                                               PERIOD ENDED             PERIOD ENDED          INCEPTION (APRIL 5, 2004)
                                             NOVEMBER 30, 2009        NOVEMBER 30, 2008         TO NOVEMBER 30, 2009
_______________________________________________________________________________________________________________________

REVENUE                                               -0-                      -0-                       $46,974
DIRECT COSTS                                          -0-                      -0-                        56,481
GROSS MARGIN (LOSS)                                   -0-                      -0-                        (9,507)
GENERAL AND ADMINISTRATIVE EXPENSES
  Office and general                                5,957                    9,320                       149,652
  Consulting fees                                  21,300                  158,908                       718,234
  Marketing expenses                                  -0-                      -0-                       894,738
  Management fees                                     -0-                      -0-                     1,241,406
  Mineral property expenditures                       -0-                   90,000                     8,258,312
  Professional fees                                26,440                  158,155                       984,055
_______________________________________________________________________________________________________________________

NET OPERATING LOSS                               ($53,697)               ($416,383)                 ($12,246,396)
OTHER INCOME(EXPENSE)
   Gain on extinguishment of debt                     -0-                      -0-                        30,000
   Interest expense                               (87,385)                 (74,892)                     (336,784)
   Net gain on settlements                            -0-                      -0-                     5,590,784
_______________________________________________________________________________________________________________________

TOTAL OTHER INCOME(EXPENSE)                       (87,385)                 (74,892)                    5,284,000
NET LOSS                                        ($141,082)               ($491,275)                  ($6,971,903)
_______________________________________________________________________________________________________________________

   Change in market value of available
   for sale securities                               (190)                     -0-                     ($215,190)
COMPREHENSIVE LOSS                              ($141,272)               ($491,275)                   (7,187,093)
_______________________________________________________________________________________________________________________


Our comprehensive loss during the six month period ended November 30, 2009 was approximately ($141,272) compared to a comprehensive loss of ($491,275) for the six month period ended November 30, 2008 (a decrease of $350,003).

During the six month period ended November 30, 2009 and November 30, 2008, respectively, we did not generate any revenue. During the six month period ended November 30, 2009, we incurred general and administrative expenses in the aggregate amount of $53,697 compared to $416,383 incurred during the six month period ended November 30, 2008 (a decrease of $362,686). The operating expenses incurred during the six month period ended November 30, 2009 consisted of: (i) office and general of $5,957 (2008: $9,320); (ii) consulting fees of $21,300 (2008: $158,908); (iii) mineral property expenditures of $-0- (2008: $90,000);
and (iv) professional fees of $26,440 (2008: $158,155). The decrease in general and administrative expenses incurred during the six month period ended November 30, 2009 compared to the six month period ended November 30, 2008 resulted primarily from a decrease in consulting fees and a decrease in mineral property expenditures based upon the decrease in acquisition and development of our mineral properties and current status of the scale and scope of exploratory programs. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

The incurrence of general and administrative expenses resulted in a net operating loss of ($53,697) during the six month period ended November 30, 2009 compared to a net operating loss of ($416,383) during the six month period ended November 30, 2008. Net operating loss was further increased by the recording of interest expense of $87,385 (2008: $74,892) and a change in market value of available for sale securities of $190 (2008: $-0-).

Thus, our comprehensive loss during the six month period ended November 30, 2009 was ($141,272) or ($0.00) per share compared to a comprehensive loss of ($491,275) or ($0.01) per share for the six month period ended November 30, 2008. The weighted average number of shares outstanding was 38,536,862 at November 30, 2009 compared to 38,316,097 at November 30, 2008.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2009 COMPARED TO THREE MONTH PERIOD ENDED NOVEMBER 30, 2008.

Our comprehensive loss during the three month period ended November 30, 2009 was approximately ($67,722) compared to a comprehensive loss of ($197,903) for the three month period ended November 30, 2008 (a decrease of $130,181).

During the three month period ended November 30, 2009 and November 30, 2008, respectively, we did not generate any revenue. During the three month period ended November 30, 2009, we incurred general and administrative expenses in the aggregate amount of $33,967 compared to $157,694 incurred during the three month period ended November 30, 2008 (a decrease of $123,727). The operating expenses incurred during the three month period ended November 30, 2009 consisted of: (i) office and general of $4,129 (2008: $2,190); (ii) consulting fees of $16,300 (2008: $75,220); (iii) mineral property expenditures of $-0- (2008: ($10,000));
and (iv) professional fees of $13,538 (2008: $90,284). The decrease in general and administrative expenses incurred during the three month period ended November 30, 2009 compared to the three month period ended November 30, 2008 resulted primarily from a decrease in consulting fees and professional fees based upon the decrease in acquisition and development of our mineral properties and current status of the scale and scope of exploratory programs.

The incurrence of general and administrative expenses resulted in a net operating loss of ($33,967) during the three month period ended November 30, 2009 compared to a net operating loss of ($157,694) during the three month period ended November 30, 2008. Net operating loss was further increased by the recording of interest expense of $43,565 (2008: $40,209) and a change in market value of available for sale securities of $9,810 (2008: $-0-).

Thus, our comprehensive loss during the three month period ended November 30, 2009 was ($67,722) or ($0.00) per share compared to a comprehensive loss of ($197,903) or ($0.01) per share for the three month period ended November 30, 2008. The weighted average number of shares outstanding was 38,536,862 at November 30, 2009 compared to 38,497,302 at November 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED NOVEMBER 30, 2009

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at November 30, 2009 our current assets were $58,026 and our current liabilities were $2,000,713, resulting in a working capital deficit of $1,942,687. As at November 30, 2009, our total assets were $228,036 compared to total assets of $222,085 as at May 31, 2009. Total assets as at November 30, 2009 consisted of: (i) $3,033 in cash; (ii) $54,810 available for sale securities; (iii) $183 as prepaid expenses and (iv) $170,010 as deposit on property. As at November 30, 2009, our current liabilities were $2,000,713 compared to current liabilities of $2,203,490 as at May 31, 2009. Our current liabilities consisted of: (i) $224,525 in accounts payable and accrued liabilities; and (ii) $1,776,188 in shareholder's loan and accrued interest. The slight decrease in current liabilities was primarily due to the decrease in shareholder's loan and accrued interest.

Stockholders' deficit decreased from ($1,981,405) as at May 31, 2009 to ($1,772,677) as at November 30, 2009.

We have not generated positive cash flows from operating activities. For the six month period ended November 30, 2009, net cash flow used in operating activities was ($49,946) compared to net cash flow used in operating activities of ($441,319) for the six month period ended November 30, 2008. Net cash flow used in operating activities during the six month period ended November 30, 2009 consisted primarily of a net loss of ($141,082) changed by ($183) in prepaid expenses, ($5,000) in increase in deposits, $87,385 change in accrued interest on shareholder's loan and $8,934 in accounts payable and accrued liabilities. Net cash flow used in operating activities during the six month period ended November 30, 2008 consisted primarily of a net loss of ($491,275) changed by ($430) in increase in deposits, ($24,506) in accounts payable and accrued liabilities and $74,892 in accrued interest on shareholder's loan.

During the six month period ended November 30, 2009, net cash flow provided by financing activities was $50,904 compared to net cash flow from financing activities of $495,000 for the six month period ended November 30, 2008. Net cash flow provided from financing activities during the six month period ended November 30, 2009 pertained to $350,000 received as proceeds on sale and subscriptions of common stock; $25,904 in proceeds from shareholder advances and a reduction of $325,000 due to payments made to shareholder advances. Net cash flow provided from financing activities during the six month period ended November 30, 2008 pertained to $495,000 received as proceeds from shareholder advances.

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

During the six month period ended November 30, 2009, we received $350,000 towards a planned private placement of units to be offered at $0.05 per unit. Each unit is to consist of one share of our restricted common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.25 for twelve months (the "Units(s)"). The private placement offering is under Regulation S of the Securities Act. On December 8, 2009, we issued an aggregate of 7,000,000 shares of our common stock at $0.05 per share in connection with the received share subscriptions. See "Part II. Item 2. Unregistered Sales of Equity Securities."

Subsequent to the six month period ended November 30, 2009, our Board of Directors authorized the settlement of debt with a certain creditor (the "Creditor"), which debt consisted of outstanding advances, loans and accrued interest and other amounts aggregating $1,776,188 (the "Debt"). The Debt was evidenced by that certain convertible promissory note dated December 4, 2009 in the principal amount of $1,776,188 issued to the Creditor evidencing the Debt (the "Convertible Promissory Note"). In accordance with the terms and provisions of the Promissory Note, in the event we were unable to repay the Debt, the Debt could be satisfied by way of conversion of the Debt into shares of our restricted common stock at the rate of $0.03 per share. Further effective on December 7, 2009, our Board of Directors authorized the issuance of an aggregate of 59,206,200 shares of our common stock. See "Part II. Item 2. Unregistered Sales of Equity Securities."

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

SHAREHOLDER LOAN

On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. Additional advances of $303,500 and $795,000 were received during fiscal years ended May 31, 2007 and May 31, 2008, respectively. During fiscal year ended May 31, 2009, an additional $540,000 was advanced by the same shareholder under the same terms and conditions. During the six month period ended November 30, 2009, a further $25,904 was advanced by the same shareholder under the same terms and conditions. These amounts are unsecured, accrue interest at 10% per annum and have no established terms of repayment.

During the six month period ended November 30, 2009, an aggregate of $325,000 of accrued interest was repaid by us to the shareholder. Therefore, as at November 30, 2009, we owe an aggregate of $1,776,188 in principal and accrued interest.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of November 30, 2009 which is the end of the six month quarterly period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the quarterly period covered by this Quarterly Report, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that we must disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, the "Exchange Act", is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

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

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson and Mr. Angelo Viard. One of the two members of the audit committee is "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on April 25, 2006 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for the six month period ended November 30, 2009. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC., Certified Public Accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the reviewed financial statements referred to above be included in our Quarterly Report on Form 10-Q for the six month period ended November 30, 2009 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

STATEMENT OF CLAIM

On October 26, 2009, Stacey Kivel, former president of the Company filed a lawsuit of wrongful dismissal in the State of Nevada. During July 2007, we terminated the employment of Stacey Kivel, our then President, for cause. Subsequently, Ms. Kivel has made certain false allegations against us. Although we refute her allegations and believe termination was justified, it is possible that we may be exposed to a loss contingency, which cannot be reasonably estimated at this time. As of the date of this filing no significant progress has been made in resolution of the lawsuit.

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

On December 23, 2008, a statement of defense was filed by St. Elias and Brophy denying the majority of the allegations made by us in our Statement of Claim. In addition, St. Elias and Brophy also filed a counter claim against us for abuse of process and punitive damages. All allegations by us, St. Elias and Brophy remain to be proved in court.

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

As of May 31, 2008, we received $100,000 and the return of the 4,000,000 restricted shares of our common stock with an estimated fair value of $5,440,000. As of the date of this Quarterly Report, we have received all of the 100,000 common shares receivable from Petaquilla, previously valued at $270,000. As of November 30, 2009, the 100,000 shares received had an estimated fair value of $54,810 ($0.548 per share).

CEASE TRADE ORDER OF THE BRITISH COLUMBIA SECURITIES COMMISSION

Our shares of common stock are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. We, therefore, file annual and other reports with the Securities and Exchange Commission. On November 29, 2007 , we received a cease trade order (the "CTO") from the British Columbia Securities Commission (the "BCSC"), which is limited to the Province of British Columbia, for not filing a technical report under Canadian National Instrument 43-101 STANDARDS OF DISCLOSURE FOR MINERAL PROJECTS ("NI 43-101") respecting certain previous disclosure regarding certain of our material property interests. As a consequence of the CTO, we are now seeking legal advice in connection with this matter and expect to be in communication with the BCSC promptly in order to determine the exact manner in which we will be able to satisfy the requirements of NI 43-101, as required by the parameters as set forth for foreign issuers under Canadian National Instrument 71-102 CONTINUOUS DISCLOSURE AND OTHER EXEMPTIONS RELATING TO FOREIGN ISSUERS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

PRIVATE PLACEMENT OFFERING

Effective on December 8, 2009, our Board of Directors completed a private placement offering (the "Private Placement") with certain non-United States residents (collectively, the "Investors"). In accordance with the terms and provisions of the Private Placement, we issued to the Investors an aggregate of 7,000,000 shares of common stock at a per share price of $0.05 for aggregate proceeds of $350,000.

The shares of common stock under the Private Placement were sold to non-United States Investors in reliance on Regulation S promulgated under the Securities Act. The Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Investors each executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

SETTLEMENT OF DEBT

Effective on December 7, 2009, our Board of Directors authorized the settlement of debt with the Creditor, which debt consisted of outstanding advances, loans and accrued interest and other amounts aggregating $1,776,188 (the "Debt"). The Debt was evidenced by that certain convertible promissory note dated December 4, 2009 in the principal amount of $1,776,188 issued to the Creditor evidencing the Debt (the "Convertible Promissory Note"). In accordance with the terms and provisions of the Promissory Note, in the event we were unable to repay the Debt, the Debt could be satisfied by way of conversion of the Debt into shares of our restricted common stock at the rate of $0.03 per share. Subsequently, the Creditor entered into those certain assignments dated December 4, 2009 (collectively, the "Assignments") with those certain twelve assignees (collectively, the "Assignees"), pursuant to which the Creditor assigned a proportionate right of its title and interest in and to the Debt and the Convertible Note to the Assignees. On December 7, 2009, we received those certain notices of conversion dated December 7, 2009 from the respective Assignees (collectively, the "Notices of Conversion"), pursuant to which the Assignees were converting their respective right, title and interest in and to Debt and the Convertible Note into shares of Common Stock at the rate of $0.03 per share.

Further effective on December 7, 2009, our Board of Directors authorized the issuance of an aggregate of 59,206,200 shares of our common stock proportionately to the Assignees in accordance with the terms and provisions of the Notices of Conversion. The shares of common stock were issued to twelve non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignees each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Effective on December 11, 2009, our Board of Directors accepted the resignation of Betrand Taquet dated December 11, 2009 as a member of our Board of Directors. There were no disagreements or disputes between us and Mr. Taquet. Effective as of December 11, 2009, the Board accepted the consent of Angelo Viard as a member of our Board of Directors. Therefore, the Board of Directors is comprised of Marcus Johnson, D. Bruce Horton and Angelo Viard.

ANGELO VIARD. During the past ten years, Mr. Viard has been involved in providing companies with advisory services including, but not limited to, managerial, investment strategy, finance, information technology, compliance, accounting, business development, mergers and acquisitions, and capital fund raising in a wide range of industry sectors across the United States, South America and Europe. From approximately June 2007 through current date, Mr. Viard has been the president/chief executive officer of VCS Group, Inc. formerly known as "Viard Consulting Services". His role as director of advisory services requires development of an advisory services sector. Mr. Viard's functions include full budgeting responsibilities, management of budgets and planning, creation of policies and administrative procedures to restructure business processes, authoring multi-company employee manuals, design work order tracking and billing interface systems for accounting, and updating business plans, accounting structures and organizational changes to maximize business growth. From approximately August 2006 through June 2007, Mr. Viard was the IT operations manager for Bare Escentuals where he was responsible for developing and coordinating multiple related projects in alignment with strategic and tactical company goals, served as a primary customer advocate, planned and coordinated long term systems strategy, and managed the day to day operations of the IT department, including LAN/WAN architecture, telecommunications and hardware/software support and development. From approximately August 2005 through August 2006, Mr. Viard was a senior IT audit consultant for PricewaterhouseCoopers LLP where he was responsible for determining the audit documentation, strategy and plan. From approximately December 2004 through August 2005, Mr. Viard was the chief executive officer and founder of Technology Mondial Inc., which was a start-up company specializing in broadband wireless technology in Costa Rica and management and development of wireless connection planning for Latin America. Mr. Viard was also previously employed with OpenTV Inc, where he was manager of information system and technology, Thomas Weisel Partners LLC where he was an information technology brokerage services manager, BancBoston Robertson Stephens & Co. where he was a senior system engineer, and Environmental Chemical Corporation where he was a technical analyst.

Mr. Viard is also a member of the Board of Directors of Morgan Creek Energy Corp., a company traded on the Over-the-Counter Bulletin Board. Mr. Viard holds a master in computer science, a BS in business management and administration, and an A/A in computer business administration and network.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT

     10.1 Letter Agreement between Geneva Resources Inc. and Glenn Patrick Schmitz dated November 20, 2009.

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

Dated: January 12, 2010

                                    GENEVA RESOURCES, INC.

                                    By: /s/ MARCUS JOHNSON
                                        ________________________________________
                                            Marcus Johnson, President/Chief
                                            Executive Officer

Dated: January 12, 2010

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


Dated: January 12, 2010             By: /s/ MARCUS JOHNSON
                                    ____________________________________________
                                    Director


Dated: January 12, 2010             By: /s/ D. BRUCE HORTON
                                    ____________________________________________
                                    Director


Dated: January 12, 2010             By: /s/ ANGELO VIARD
                                    ____________________________________________
                                    Director