Form 10-Q
period 2010-02-28
Geneva Resources, Inc.
filed 2010-04-19
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the period ended February 28, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission file number: 0-51583

GENEVA RESOURCES, INC. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0441019 I.R.S. Employer Identification No.)

2533 N. Carson Street, Suite 125 Carson City, Nevada 89706 (Address of principal executive offices)

(775) 348-9330 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of April 13, 2010
Common Stock, $0.001 par value	104,743,062

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

GENEVA RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENEVA RESOURCES, INC.

FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)

GENEVA RESOURCES, INC.
(An Exploration Stage Company)

BALANCE SHEETS

	February 28, 2010	May 31, 2009
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$6,658	$2,075
Accounts receivable	5,000	-
Available for sale securities (Notes 2 and 3 (b))	-	55,000

TOTAL CURRENT ASSETS	11,658	57,075

Deposit on properties	165,010	165,010

TOTAL ASSETS	$176,668	$222,085

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$223,258	$215,591
Shareholder’s loan and accrued interest (Note 7)	-	1,987,899

TOTAL CURRENT LIABILITIES	223,258	2,203,490

GOING CONCERN CONTINGENCY AND COMMITMENTS (Note 1)

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,743,062 shares of common stock (May 31, 2009 –38,536,862)	104,743	38,537
Additional paid-in capital	7,677,921	5,025,879
Accumulated other comprehensive loss	-	(215,000)
Deficit accumulated during the exploration stage	(7,829,254)	(6,830,821)

TOTAL STOCKHOLDERS’ DEFICIT	(46,590)	(1,981,405)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$176,668	$222,085

The accompanying notes are an integral part of these financial statements.

GENEVA RESOURCES, INC.
(An Exploration stage company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended		From inception (April 5, 2004) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009	2010

REVENUE	$ -	$ -	$ -	$ -	$ 46,974

DIRECT COSTS	-	-	-	-	56,481

GROSS MARGIN (LOSS)	-	-	-	-	(9,507)

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	8,376	4,250	14,336	13,570	158,028
Consulting fees	6,750	30,000	28,050	188,907	724,984
Marketing expenses	-	-	-	-	894,738
Management fees	-	-	-	-	1,241,406
Mineral property expenditures (Note 3)	-	-	-	90,000	8,258,312
Professional fees	34,972	33,065	61,412	191,220	1,019,027

TOTAL GENERAL & ADMINISTRATION EXPENSES	(50,098)	(67,315)	(103,798)	(483,697)	(12,296,495)

NET OPERATING LOSS	(50,098)	(67,315)	(103,798)	(483,697)	(12,306,002)

OTHER INCOME (EXPENSE)
Gain on extinguishment of accrued liability	-	-	-	-	30,000
Net gain on settlements	-	-	-	-	5,590,784
Loss on disposal of available for sale securities	(215,190)	-	(215,190)	-	(215,190)
Interest expense (Note 7)	(592,062)	(41,900)	(679,445)	(116,792)	(928,846)

TOTAL OTHER INCOME (EXPENSE)	(807,252)	(41,900)	(894,635)	(116,792)	4,476,748

NET LOSS	$ (857,350)	$ (109,215)	$ (998,433)	$ (600,489)	$ (7,829,254)

COMPREHENSIVE LOSS
Change in market value of securities	$ -	$ (118,000)	$ -	$ -	$ (215,190)
Loss realized on disposal of securities	215,190	-	215,190	-	215,190

COMPREHENSIVE LOSS	$ (642,160)	$ (227,215)	$ (783,243)	$ (600,489)	$ (7,829,254)

LOSS PER COMMON SHARE - BASIC	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	102,196,786	38,536,862	59,366,763	38,389,953

The accompanying notes are an integral part of these financial statements.

GENEVA RESOURCES, INC.
(An exploration stage company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended February 28, 2010	Nine months ended February 28, 2009	April 5, 2004 (inception) to February 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(998,433)	$(600,489)	$(7,829,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash mineral property expenditures (recoveries)	-	-	7,415,000
Non-cash net gain on settlement	-	-	(5,490,784)
Non-cash loss on disposal of available for sale securities	215,190	-	215,190
Non-cash gain on extinguishment of accrued liability	-	-	(30,000)
Non-cash interest related to conversion of loans payable	592,062	-	592,062
Stock-based compensation	-	-	1,354,171
Changes in operating assets and liabilities:
Increase in account receivable	(5,000)	(430)	(105,010)
Accrued interest on shareholder’s loan	87,383	116,792	336,782
Due to related parties	-	-	116,500
Accounts payable and accrued liabilities	7,667	(34,065)	1,013,620

NET CASH USED IN OPERATING ACTIVITIES	(101,131)	(518,192)	(2,411,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of available for sale securities	54,810	-	54,810

NET CASH PROVIDED BY INVESTING ACTIVITIES	54,810	-	54,810

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	350,000	-	924,167
Proceeds from shareholder advances	25,904	515,000	1,764,404
Payment to shareholder advances	(325,000)	-	(325,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,904	515,000	2,363,571

NET INCREASE (DECREASE) IN CASH	4,583	(3,192)	6,658

CASH, BEGINNING	2,075	9,356	-

CASH, ENDING	$6,658	$6,164	$6,658

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period: Interest	$-	$-	$-

Income taxes	$-	$-	$-

Shares issued for settlement of liability	$1,776,186	$-	$2,872,264

Shares issued for deposit on option to purchase in mineral properties	$-	$-	$65,000

The accompanying notes are an integral part of these financial statements.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 5, 2004.  The Company was initially formed to engage in the business of reclaiming and stabilizing land in preparation for construction in the United States of America. On November 27, 2006, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Revelstoke Industries, Inc.) would merge with its wholly-owned subsidiary, Geneva Gold Corp. This merger became effective as of December 1, 2006 and the Company changed its name to Geneva Gold Corp. On March 1, 2007, the Company (Geneva Gold Corp.) merged with its wholly-owned subsidiary, Geneva Resources, Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. This merger became effective March 1, 2007 and the Company changed its name to Geneva Resources, Inc.  The Company is an exploration stage enterprise, as defined in FASB ASC 915 “Development Stage Entities”.

During 2007, the Company entered the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North America and Internationally. During this period the Company entered into Option Agreements to obtain mineral leases in Canada, Panama, Peru and Nigeria.

The Company has a fiscal year of May 31. On May 5, 2006, the Company completed a forward stock split by the issuance of 42 new shares for each 1 outstanding share of the Company’s common stock. On October 13, 2006, the Company completed a forward stock split by the issuance of 4 new shares for each 1 outstanding share of the Company’s stock.

Going concern
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $7,829,254.  As at February 28, 2010, the Company has a working capital deficit of $211,600.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependant on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Expenditures
The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930-805, “Extractive Activities-Mining”, when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

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

Asset Retirement Obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of February 28, 2010 any potential costs relating to the ultimate disposition of the Company's mineral property interests are not yet determinable.

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at February 28, 2010 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, “Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Available For Sale Securities
The Company’s holdings in marketable securities classified as available-for-sale are carried at fair value. The carrying value of marketable securities is reviewed each reporting period for declines in value that are considered to be other-than temporary and, if appropriate, the investments are written down to their estimated fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in the Company’s statements of operations. Unrealized gains and unrealized losses deemed temporary are included in accumulated other comprehensive income (loss).

The following disclosures are required by FASB ASC 820-10, “Fair Value Measurements and Disclosures” in connection with assets and liabilities whose carrying amounts are subject to fair value measures:

Fair Value Measurements at February 28, 2010
	February 28, 2010	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	May 31, 2009

Available for sale securities	$ -	$ -	$ -	$ -	$ 55,000

Total	$ -	$ -	$ -	$ -	$ 55,000

In connection with the Company’s available for sale securities, May 31, 2009, no realized or unrealized gains and losses had been recorded in operations and all unrealized gains and losses have been recorded as components of accumulated other comprehensive income (loss).  During the period ended February 28, 2010 the Company sold all of the shares previously classified as available for sale for net proceeds to the Company of $54,810 and realized a loss of $215,190.

Net Income (Loss) per Share
The Company computes income (loss) per share in accordance with FASB ASC 260-10, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.  To February 28, 2010, the Company has not recorded any translation adjustments into stockholders’ equity.

Stock-based Compensation
On June 1, 2006, the Company adopted FASB ASC 718-10, “Compensation- Stock Compensation”, under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10.  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Issued Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260. This is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In June 2009, the FASB issued FASB ASC 105-10, “Generally Accepted Accounting Principles replaces SFAS No. 162, which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of FASB ASC 105-10 and the Codification does not change GAAP. FASB ASC 105-10 becomes effective for interim and annual periods ending after September 15, 2009.  Management does not expect the adoption of FASB ASC 105-10 to have a material impact on the Company’s financial position, cash flows and results of operations.

In June 2009, the FASB issued FASB ASC 810-10, “Consolidation”, which included the following: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2011. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial statements.

In June 2009, the FASB issued FASB ASC 860-10, “Transfers and Servicing”, FASB ASC 860-10 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2011. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the financial statements.

In June 2009, the FASB issued FASB ASC 855-10, “Subsequent Events.” FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10 during the period did not have a material impact on the Company’s financial position, cash flows or results of operations.

In May 2008, the FASB issued FASB ASC 944-20, “Financial Services-Insurance.”  FASB ASC 944-20 clarifies how SFAS 60, Accounting and Reporting by Insurance Enterprises applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FASB ASC 944-20 is effective for the Company’s interim period commencing June 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which were effective for the Company’s interim period commencing June 1, 2008. The adoption of FASB ASC 944-20 during the period did not have a material impact on the Company’s financial position, cash flows or results of operations.

NOTE 3 –MINERAL EXPLORATION PROPERTIES

(a) Vilcoro Gold Property
On February 23, 2007, the Company entered into a Property Option Agreement with St. Elias Mines Ltd., (“St. Elias”) a publicly traded company on the TSX-V exchange, to acquire not less than an undivided 66% legal, beneficial and registerable interest in certain mining leases in Peru comprised of approximately 600 hectares in Peru.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 (unaudited)

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

(a) Vilcoro Gold Property (continued)

On December 1, 2007, the Company entered into an extension agreement with St. Elias (the “December Extension Agreement”). The December Extension Agreement (i) acknowledges that in accordance with the terms and provisions of the Property Option Agreement, the Company must incur and pay exploration expenditures of not less than $500,000 prior to January 17, 2008, and (ii) provides an extension until March 31, 2008 to incur and pay such Exploration Expenditures. On June 4, 2008, an indefinite extension was granted by St. Elias to pay such Exploration Expenditures, based on the Operator’s work on schedule.

Under the terms of the Property Option Agreement, and in order to exercise its Option to acquire the properties, the Company is required to make the following non-refundable cash payments to St. Elias totaling $350,000 in the following manner:

1.	Payment of $50,000 in cash (paid).
2.	The second payment of $100,000 cash and 50,000 shares of the Company’s common stock are due on or before the twelve-month anniversary of the signing of the Property Option Agreement (paid).
3.	The third payment of $200,000 cash is due on or before the twenty-fourth-month anniversary of the signing of the Property Option Agreement.

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

A statement of Defense was filed by St. Elias and John Brophy on December 23, 2008, denying the majority of the allegations made by Geneva Resources. In addition St. Elias and John Brophy also filed a counter claim against Geneva for abuse of process and punitive damages.  All allegations of Geneva, St. Elias and John Brophy remain to be proved in Court.  The Company will evaluate the collectability of its actions against St. Elias and John Brophy at the time of year end.

During fiscal 2009, the Company recorded a mineral property recovery of $50,000 in connection with the return of funds originally paid into trust to fund exploration activities.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 (unaudited)

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

(b) San Juan Property
On November 16, 2006, the Company entered into a Property Option Agreement with Petaquilla Minerals Ltd ("Petaquilla").  Petaquilla therein granted the Company the sole and exclusive option to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama owned and controlled by Petaquilla's wholly-owned subsidiary.

During 2007, certain disputes arose between the Company and Petaquilla which were resolved during 2008 by way of a settlement agreement (the “Settlement”), mutual release and the ultimate termination of the original option agreement.  Pursuant to the terms of the Settlement: (i) Petaquilla shall issue 100,000 shares of its common  stock to the Company, subject to pooling and release in four equal monthly tranches commencing no later than December 31, 2008 and certain other conditions, (ii) the 4,000,000 shares of the restricted common stock previously issued by the Company to Petaquilla shall be returned to the Company; and (iii) the $100,000 previously paid by the Company in order to exercise the initial portion of the Option shall be returned to the Company.

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

During fiscal 2009, the Company received the 100,000 common shares receivable from Petaquilla, previously valued at $270,000.  As of May 31, 2009, the 100,000 shares received had an estimated fair value of $55,000 ($0.55 per share).  During the period ended February 28, 2010 the Company sold the shares for net proceeds to the Company of $54,810 for a loss on disposal of $215,190.

(c) Amelia and San Martin Concessions
On November 20, 2009, the Company entered into a letter Agreement with Glenn Patrick Schmitz (“Optionor”) in connection with the proposed acquisition of an 80% interest in 39 mineral concessions located near Domyeko in Chile. The parties agreed to complete their due diligence and the execution of a Formal Agreement within 60 days of the execution of the letter Agreement. The material terms and conditions set out in the term sheet as follows, all terms and conditions are based on a successful due diligence process:

1.	The Company will pay the Optionor $5,000 upon the parties execution of the Letter Agreement. Funds were paid on November 23, 2009.
2.
The Company will transfer and deliver 2,000,000 restricted common shares in the capital stock of the Company to the Optionor as follows: 500,000 shares as the initial tranche within thirty days of the Formal Agreement date;1,000,000 shares upon the expiry of the first twelve month period after the Formal Agreement date; and 500,000 shares upon the expiry of the second twelve month period after the Formal Agreement date

3.
The Company will pay the Optionor further amounts as follows: $300,000 dollars prior to the first anniversary of the Formal Agreement date; an amount to be solely and exclusively determined by the Company in its judgment, based on the First Year Term drilling and explorations results, will be paid as Exploration Expenditures by the Company prior to the Second Anniversary; and an amount to be solely and exclusively determined by the Company in its judgment, based on the Second Year Term drilling and explorations results, will be paid as Exploration Expenditures by the Company prior to the Third Anniversary.

Based on the results of the due diligence, the Company has decided not to proceed with this proposed acquisition and has made a request for a refund of the $5,000 deposit.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 (unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. On January 12, 2007, shareholders consented to increase the authorized share capital of the Company from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share.

On May 1, 2006, a majority of shareholders and the directors of the Company approved a special resolution to undertake a forward stock split of the common stock of the Company on a 42 new shares for 1 old share basis whereby 16,400,000 common shares were issued pro-rata to shareholders of the Company as of the record date on May 1, 2006.

On September 27, 2006, four founding shareholders returned 30,000,000 of their restricted founders’ shares, previously issued at prices ranging from $0.0004 - $0.00225 per share, to treasury and the shares were subsequently cancelled by the Company.  The shares were returned to treasury for no consideration to the founding shareholders.

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

On October 15, 2007, the Company issued 10,000 common shares with a fair value of $15,000 as a finder’s fee payment in connection with the Vilcoro Gold Property Option Agreement.

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

In September and October 2009, the Company received $350,000 towards a planned private placement of Units to be offered at $0.05 per unit with each unit consisting of one common share and one warrant to acquire an additional common share, exercisable at $0.25 for twelve months.  On December 8, 2009, the Company issued 7,000,000 common shares at $0.05 per share in connection with these previously received share subscriptions.

Effective December 7, 2009, the Board of Directors of the Company authorized the issuance of an aggregate of 59,206,200 shares of the Company’s Common Stock in settlement of a total of $1,776,186 at $0.03 per share (refer to Note 7).

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 (unaudited)

NOTE 5 – STOCK OPTION PLAN

On May 9, 2007, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine. On May 9, 2007, the Board of Directors of the Company ratified and approved under the Company’s existing Stock Option Plan the issuance of 1,500,000 shares for ten years at $1.00 per share.

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

A summary of the Company’s stock options as of February 28, 2010, and changes during the period then ended is presented below:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining Contractual life (in years)

Outstanding at May 31, 2008	1,850,000	$ 1.04	9.12
Granted during the year	-	-	-
Exercised during the year	-	-	-

Outstanding at May 31, 2009	1,850,000	1.04	8.12
Granted during the period	-	-	-
Exercised during the period	-	-	-

Outstanding at February 28, 2010	1,850,000	$ 1.04	7.37

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine month period ended February 28, 2010, the Company incurred $Nil in management fees to officers and directors (nine months ended February 28, 2009 - $Nil).  Any transactions with related parties are in the normal course of operations and, in management’s opinion, undertaken with similar terms and conditions as transactions with unrelated parties.

NOTE 7 – SHAREHOLDER’S LOAN

On November 14, 2006, a significant shareholder of the Company advanced $100,000 on behalf of the Company regarding a previous property option agreement.  Additional advances of $303,500, $795,000 and $540,000 were received during the years ended May 31, 2007, 2008 and 2009, respectively under the same terms and conditions.  During the current period to December 1, 2009, an additional $25,902 was advanced by the same shareholder and $325,000 of accrued interest was repaid leaving an amount owing as of December 1, 2009 of $1,776,186 (May 31, 2009 - $1,987,899).  These amounts are unsecured, bear interest at 10% per annum, and have no set terms of repayment.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 (unaudited)

NOTE 7 – SHAREHOLDER’S LOAN (continued)

Effective December 7, 2009, the Board of Directors of the Company authorized the settlement of the remaining outstanding advances and accrued interest aggregating to $1,776,186.  This Debt was evidenced by a demand convertible promissory note dated December 1, 2009 in the principal of $1,776,186 issued to the above shareholder.  In accordance with the terms and provisions of the Promissory Note, in the event the Company is unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company’s restricted common stock at $0.03 per share. Subsequently the shareholder assigned a proportionate right of its title and interest in and to the debt and the convertible promissory note to certain Assignees.  On December 7, 2009, the Company received notices of conversion from the respective Assignees, pursuant to which the Board of Directors of the Company authorized the issuance of an aggregate of 59,206,200 shares of the Company’s Common Stock proportionately to the Assignees in settlement of the $1,776,186 at the rate of $0.03 per share. In addition to the conversation the Company recognized an additional expense of $592,062 to Additional Paid in Capital.

NOTE 8 – LEGAL PROCEEDINGS

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 14, 2010 the date which the financial statement were available to be issued. The Company has determined that there were no events that warrant disclosure or recognition in the financial statements.

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

Available Information

Geneva Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Quarterly Report on Form 10-Q that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Geneva Resources, Inc. was incorporated under the laws of the State of Nevada on April 5, 2004 under the name “Revelstoke Industries, Inc.” for the purpose of reclaiming and stabilizing land in preparation for construction in Canada. Effective November 27, 2006, we changed our name to “Geneva Gold Corp.”. Subsequently, effective March 1, 2007, we changed our name to “Geneva Resources, Inc.”.

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

MINERAL PROPERTIES

Vilcoro Gold Property

On January 22, 2007, we entered into a letter of intent with St. Elias Mines Ltd. (“St Elias”), pursuant to which St. Elias proposed to grant to us an option to acquire not less than an undivided 66% legal, beneficial and registerable interest in certain mining leases in Peru including St. Elias’ option to earn a 95% interest in the Vilcoro Gold Property project comprised of approximately 600 hectares in Peru (collectively, the “Vilcoro Properties”). On February 23, 2007, we entered into a formal property option agreement (the “Vilcoro Option Agreement”) with St. Elias pursuant to which St. Elias granted to us an option to acquire not less than the undivided 66% legal, beneficial and registerable interest in the Vilcoro Properties (the “Vilcoro Option”).

On December 1, 2007, we entered into an extension agreement with St. Elias (the “December 2007 Extension Agreement”). The December 2007 Extension Agreement acknowledged that in accordance with the terms and provisions of the Vilcoro Option Agreement, we must incur and pay exploration expenditures of not less than $500,000 prior to January 17, 2008 (the “Exploration Expenditures”), and provided us an extension until March 31, 2008 to incur and pay such Exploration Expenditures. On March 28, 2008, we entered into a second extension agreement with St. Elias (the “March 2008 Extension Agreement”), which provided us with an extension until June 30, 2008 to incur and pay such Exploration Expenditures. On June 4, 2008, we entered into a third extension with St. Elias (the “June 2008 Extension Agreement”), which provided us with an indefinite extension to pay such Exploration Expenditures based on the Operator’s work schedule.

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

Under further terms of the Vilcoro Option Agreement: (i) St. Elias would have been the operator (the “Operator”) of the Vilcoro Properties and would have received an 8% operator fee on all exploration expenditures; (ii) once we exercised the Vilcoro Option, we agreed to pay 100% of all on-going exploration, development and production costs until commercial production (the “Production Costs”); and (iii) we would have had the right to receive 100% of any cash flow from commercial production of the Vilcoro Properties until we recouped the Production Costs after which the cash flow would have been allocated 66% to us and 34% to St. Elias.

Phase I Exploration Program. We were previously engaged in our Phase I exploration program. The Vilcoro Property comprised approximately 1,600 hectares and lay along the game geological belt of Tertiary rocks that host deposits in northern Peru, such as Newmont’s Yanacocha Mine and Barrick’s Pierina deposit. A total of 256 channel samples and 28 check samples had been collected from outcrops, trenches and underground workings, which sample preparation and analytical work was undertaken at ALS Chemex SA Laboratory (an ISO-certified facility) in Lima Peru, using standard industry practice fire assay with an atomic absorption finish. Most of the channel samples were three to five meters long. This work defined two mineralized trends referred to as the Main Trend and the South Trend. Six individual mineralized zones (Zones 1 through 6) had been identified within the Main Trend and three individual mineralized zones (Zones A through C) had been identified within the South Trend. The South Trend laid approximately 200 meters to the south of the Main Trend and comprised an east-west alignment (parallel to the Main Trend) of mineralized hydrobreccia occurrences in three zones.

On approximately April 9, 2008, we received a technical report (the “Technical Report”) in accordance with the provisions of National Instrument 43-101 of the Canadian Securities Administrators on the Vilcoro Properties. The Technical Report was authored by John A. Brophy, P.Geo., who has thirty-two years of continuous geological experience on exploring for a variety of commodities including gold, copper, zinc, lead, uranium and silver. Based on the contents of the Technical Report, management was pleased with the evidence of disseminated mineralization on the Vilcoro Properties with average ore grades of 0.8 g/t, and previously continued fieldwork at Vilcoro Properties with emphasis on additional trenching between the individual zones on the Main Trend. The Technical Report is available on our website at www.genevaresourcesinc.com.

Litigation and Statement of Claim. On November 6, 2008, we filed a Writ of Summons and Statement of Claim (collectively, the “Statement of Claim”) against St. Elias and John A. Brophy (“Brophy”) in the Supreme Court of British Columbia. The Statement of Claim relates to the Property Option Agreement.

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

On December 23, 2008, a statement of defense was filed by St. Elias and Brophy denying the majority of the allegations made by us in our Statement of Claim. In addition, St. Elias and Brophy also filed a counter claim against us for abuse of process and punitive damages. All allegations by us, St. Elias and Brophy remain to be proved in court. See “Part II. Item 1. Legal Proceedings.”

During the nine month period ended February 28, 2010, we recorded a mineral property recovery of $50,000 in connection with the return of funds originally paid by us into trust to fund the exploration activities.

San Juan Property

On approximately November 16, 2006, we entered into a property option agreement (the “Petaquilla Option Agreement”) with Petaquilla Minerals Ltd. (“Petaquilla”). In accordance with the terms and provisions of the Petaquilla Option Agreement, Petaquilla granted to us the sole and exclusive option (the “Option”) to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama (the “San Juan Property”), which are owned and controlled by Petaquilla’s wholly-owned Panamanian subsidiary.

During 2007, certain disputes arose between us and Petaquilla which were resolved during 2008 by way of a settlement agreement (the “Settlement”), mutual release and the ultimate termination of the Petaquilla Option Agreement. Pursuant to the terms of the Settlement: (i) Petaquilla shall issue 100,000 shares of its common  stock to us, subject to pooling and release in four equal monthly tranches commencing no later than December 31, 2008 and certain other conditions, (ii) the 4,000,000 shares of the restricted common stock previously issued by us to Petaquilla shall be returned to us; and (iii) the $100,000 previously paid by us in order to exercise the initial portion of the Option shall be returned to us.

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

During fiscal year ended May 31, 2009, we received the 100,000 common shares from Petaquilla, which were previously valued at $270,000. As of May 31, 2009, the 100,000 shares received had an estimated value of $55,000 ($0.55 per share). During the nine month period ended February 28, 2010, we sold the shares for net proceeds to us of $54,810 for a loss on disposal of $215,190.

Amelia and San Martin

As of November 30, 2009, we entered into a letter agreement (the “Letter Agreement”) with Glenn Patrick Schmitz (the “Optionor”), in connection with the proposed acquisition of an 80% interest in thirty-nine mineral concessions located near Domyeko in Chile. In accordance with the terms and provisions of the Letter Agreement: (i) we will pay the Optionor $5,000 upon execution of the Letter Agreement, which as of the date of this Quarterly Report, has been paid; (ii) we will issue to the Optionor an aggregate of 2,000,000 shares of our restricted common stock as follows: (a) 500,000 shares as the initial tranche within thirty days of execution of a formal and  definitive agreement (the “Formal Agreement”), (b) 1,000,000 shares upon the expiration of the first twelve month period after execution of the Formal Agreement, and (c) 500,000 shares upon the expiration of the second twelve month period after execution of the Formal Agreement; (iii) we will pay the Optionor further amounts as follows: (a) $300,000 prior to the expiration of the first twelve month period after execution of the Formal Agreement, (b) an amount to be paid by us as exploration expenditures prior to expiration of the second twelve month period after execution of the Formal Agreement, which amount shall be solely and exclusively determined by us based on the first year term drilling and exploration results, and (c) an amount to be paid by us as exploration expenditures prior to expiration of the third twelve month period after execution of the Formal Agreement, which amount shall be solely and exclusively determined by us based on the second year term drilling and exploration results.

Subsequent to November 30, 2009, we engaged in due diligence. As of the date of this Quarterly Report, we have decided not to proceed with this proposed acquisition and have made a request for a refund of the $5,000 deposit.

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

RESULTS OF OPERATION

Nine Month Period Ended February 28, 2010 Compared to Nine Month Period Ended February 28, 2009.

The summarized financial data set forth in the tables below and discussed in this section should be read in conjunction with our financial statements and related notes for the nine month period ended February 28, 2010 and February 28, 2009, which financial statements are included elsewhere in this Quarterly Report.

	Nine Month Period Ended February 28, 2010	Nine Month Period Ended February 28, 2009	Inception (April 5, 2004) to February 28, 2010
Revenue	-0-	-0-	$46,974
Direct Costs	-0-	-0-	56,481
Gross Margin (Loss)	-0-	-0-	(9,507)
General and Administrative Expenses
Office and general	14,336	13,570	158,028
Consulting fees	28,050	188,907	724,984
Marketing expenses	-0-	-0-	894,738
Management fees	-0-	-0-	1,241,406
Mineral property expenditures	-0-	90,000	8,258,312
Professional fees	61,412	191,220	1,019,027
Net Operating Loss	$(103,798)	$(483,697)	$(12,296,495)
Other Income(Expense)
Gain on extinguishment of accrued liabilities	-0-	-0-	30,000
Interest expense	(679,445)	(116,792)	(928,846)
Loss on disposal of available for sale securities	(215,190)	-0-	(215,190)
Net gain on settlements	-0-	-0-	5,590,784
Total Other Income(Expense)	(894,635)	(116,792)	4,476,748
Net Loss	$(998,443)	$(600,489)	$(7,829,254)
Change in market value of available for sale securities	-0-	-0-	$(215,190)
Loss realized on disposal of securities	215,190	-0-	215,190
Comprehensive Loss	$(783,243)	$(600,489)	(7,829,254)

Our comprehensive loss during the nine month period ended February 28, 2010 was approximately ($783,243) compared to a comprehensive loss of ($600,489) for the nine month period ended February 28, 2009 (an increase of $182,754).

During the nine month period ended February 28, 2010 and February 28, 2009, respectively, we did not generate any revenue. During the nine month period ended February 28, 2010, we incurred general and administrative expenses in the aggregate amount of $103,798 compared to $483,697 incurred during the nine month period ended February 28, 2009 (a decrease of $379,899). The operating expenses incurred during the nine month period ended February 28, 2010 consisted of: (i) office and general of $14,336 (2009: $13,570); (ii) consulting fees of $28,050 (2009: $188,907); (iii) mineral property expenditures of $-0- (2009: $90,000); and (iv) professional fees of $61,412 (2009: $191,220). The decrease in general and administrative expenses incurred during the nine month period ended February 28, 2010 compared to the nine month period ended February 28, 2009 resulted primarily from a decrease in consulting fees and professional fees and a decrease in mineral property expenditures based upon the decrease in acquisition and development of our mineral properties and current status of the scale and scope of exploratory programs.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

The incurrence of general and administrative expenses resulted in a net operating loss of ($103,798) during the nine month period ended February 28, 2010 compared to a net operating loss of ($483,697) during the nine month period ended February 28, 2009. Net operating loss was further increased by the recording of interest expense of $679,445. (2009: $116,792), and a loss on disposal of available for sale securities of $215,190 (2009: $-0-). This resulted in a net loss of ($998,433) during the nine month period ended February 28, 2010 compared to a net loss of ($600,489) during the nine month period ended February 28, 2009.

Net loss during the nine month period ended February 28, 2010 was further decreased by $215,190 (2009 $-0-) in loss realized on disposal of securities. Thus, our comprehensive loss during the nine month period ended February 28, 2010 was ($783,243) or ($0.02) per share compared to a comprehensive loss of ($600,489) or ($0.02) per share for the nine month period ended February 28, 2009. The weighted average number of shares outstanding was 59,366,763 at February 28, 2010 compared to 38,389,953 at February 28, 2009.

Three Month Period Ended February 28, 2010 Compared to Three Month Period Ended February 28, 2009.

Our comprehensive loss during the three month period ended February 28, 2010 was approximately ($642,160) compared to a comprehensive loss of ($227,215) for the nine month period ended February 28, 2009 (an increase of $414,945).

During the three month period ended February 28, 2010 and February 28, 2009, respectively, we did not generate any revenue. During the three month period ended February 28, 2010, we incurred general and administrative expenses in the aggregate amount of $50,098 compared to $67,315 incurred during the three month period ended February 28, 2009 (a decrease of $17,217). The operating expenses incurred during the three month period ended February 28, 2010 consisted of: (i) office and general of $8,376 (2009: $4,250); (ii) consulting fees of $6,750 (2009: $30,000); and (iii) professional fees of $34,972 (2009: $33,065). The decrease in general and administrative expenses incurred during the three month period ended February 28, 2010 compared to the three month period ended February 28, 2009 resulted primarily from a decrease in consulting fees based upon the decrease in acquisition and development of our mineral properties and current status of the scale and scope of exploratory programs.

The incurrence of general and administrative expenses resulted in a net operating loss of ($50,098) during the three month period ended February 28, 2010 compared to a net operating loss of ($67,315) during the three month period ended February 28, 2009. Net operating loss during the three month period ended February 28, 2010 was further increased by the recording of a loss on disposal of available for sale securities $215,190 (2009: $-0-) and interest expense of $592,062 (2009: $41,900). This resulted in a net loss of ($857,350) during the three month period ended February 28, 2010 compared to a net loss of ($109,215) during the three month period ended February 28, 2009.

Net loss during the three month period ended February 28, 2010 was decreased by $215,190 (2009 $-0-) in loss realized on disposal of securities. Net loss during the three month period ended February 28, 2009 was further increased by $118,000 (2010: $-0-) in change in market value of securities. Thus, our comprehensive loss during the three month period ended February 28, 2010 was ($642,160) or ($0.01) per share compared to a comprehensive loss of ($227,215) or ($0.00) per share for the three month period ended February 28, 2009. The weighted average number of shares outstanding was 102,196,786 at February 28, 2010 compared to 38,536,862 at February 28, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended February 28, 2010

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at February 28, 2010, our current assets were $11,658 and our current liabilities were $223,258, resulting in a working capital deficit of $211,600. As at February 28, 2010, our total assets were $176,668 compared to total assets of $222,085 as at May 31, 2009. Total assets as at February 28, 2010 consisted of: (i) $6,658 in cash; (ii) $5,000 in receivables; and (iii) $165,010 in deposits on properties. As at February 28, 2010, our current liabilities were $223,258 compared to current liabilities of $2,203,490 as at May 31, 2009. Our current liabilities consisted of $223,258 in accounts payable and accrued liabilities. The substantial decrease in current liabilities was primarily due to the decrease in shareholder’s loan and accrued interest resulting from the settlement of certain outstanding advances and accrued interest. See “Item 2. Unregistered Sales of Equity Securities.”

Stockholders’ deficit increased from ($1,981,405) as at May 31, 2009 to ($46,590) as at February 28, 2010.

We have not generated positive cash flows from operating activities. For the nine month period ended February 28, 2010, net cash flow used in operating activities was ($101,131) compared to net cash flow used in operating activities of ($518,192) for the nine month period ended February 28, 2009. Net cash flow used in operating activities during the nine month period ended February 28, 2010 consisted primarily of a net loss of ($998,433) adjusted by $215,190 in non-cash loss on disposal of available for sale securities and $592,062 in non cash financing costs related to conversion of loans payable. Net cash flow used in operating activities during the nine month period ended February 28, 2010 was further changed by ($5,000) in increase in receivables, $87,385 change in accrued interest on shareholder’s loan and $7,667 in accounts payable and accrued liabilities. Net cash flow used in operating activities during the nine month period ended February 28, 2009 consisted primarily of a net loss of ($600,489) changed by ($430) in increase in deposits, ($34,065) in accounts payable and accrued liabilities and $116,792 in accrued interest on shareholder’s loan.

During the nine month period ended February 28, 2010, net cash provided by investing activities was $54,810 compared to net cash flow provided by investing activities of $-0- for the nine month period ended February 28, 2009. Net cash flow provided by investing activities during the nine month period ended February 28, 2010 pertained to $54,810 realized in proceeds on disposal of available for sale securities.

During the nine month period ended February 28, 2010, net cash flow provided by financing activities was $50,904 compared to net cash flow provided by financing activities of $515,000 for the nine month period ended February 28, 2009. Net cash flow provided from financing activities during the nine month period ended February 28, 2010 pertained to $350,000 received as proceeds on sale and subscriptions of common stock offset by ($299,096) in proceeds from shareholder advances net of repayments. Net cash flow provided from financing activities during the nine month period ended February 28, 2009 pertained to $515,000 received as proceeds from shareholder advances.

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

During the nine month period ended February 28, 2010, we received $350,000 towards a planned private placement of units to be offered at $0.05 per unit. Each unit is to consist of one share of our restricted common stock and one warrant to acquire an additional share of common stock at an exercise price of $0.25 for twelve months (the “Units(s)”). The private placement offering is under Regulation S of the Securities Act. On December 8, 2009, we issued an aggregate of 7,000,000 shares of our common stock at $0.05 per share in connection with the received share subscriptions. See “Part II. Item 2. Unregistered Sales of Equity Securities.”

During the nine month period ended February 28, 2010, our Board of Directors authorized the settlement of debt with a certain creditor (the “Creditor”), which debt consisted of outstanding advances, loans and accrued interest and other amounts aggregating $1,776,188 (the “Debt”). The Debt was evidenced by that certain convertible promissory note dated December 4, 2009 in the principal amount of $1,776,188 issued to the Creditor evidencing the Debt (the “Convertible Promissory Note”). In accordance with the terms and provisions of the Promissory Note, in the event we were unable to repay the Debt, the Debt could be satisfied by way of conversion of the Debt into shares of our restricted common stock at the rate of $0.03 per share. Further effective on December 7, 2009, our Board of Directors authorized the issuance of an aggregate of 59,206,200 shares of our common stock. See “Part II. Item 2. Unregistered Sales of Equity Securities.”

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

Shareholder Loan

On November 14, 2006, one of our shareholders advanced to Petaquilla an aggregate of $100,000 on our behalf. Additional advances of $303,500 and $795,000 were received during fiscal years ended May 31, 2007 and May 31, 2008, respectively. During fiscal year ended May 31, 2009, an additional $540,000 was advanced by the same shareholder under the same terms and conditions. During the nine month period ended February 28, 2010, a further $25,904 was advanced by the same shareholder under the same terms and conditions. During the nine month period ended February 28, 2010, an aggregate of $325,000 of accrued interest was repaid by us to the shareholder. Therefore, as at November 30, 2009, we owed an aggregate of $1,776,188 in principal and accrued interest. Effective on December 7, 2009, our Board of Directors authorized the settlement of the remaining outstanding amount due and owing of $1,776,188. The debt was evidenced by a convertible promissory note dated December 1, 2009 in the principal amount of $1,776,186 (the “Convertible Note”). In accordance with the terms and provisions of the Convertible Note, in the event we could not repay the debt, the debt could be satisfied pursuant to conversion of the debt into shares of our restricted common stock at $0.03 per share. See “Item 2. Unregistered Sales of Equity Securities”. In addition to the conversation the Company recognized an additional expense of $592,062 to Additional Paid in Capital.

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

EXCHANGE RATE

Our reporting currency is United States Dollars (“USD”).  Since we have acquired properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, any potential revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of acquisition of property.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of February 28, 2010, which is the end of the nine month quarterly period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the quarterly period covered by this Quarterly Report, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that we must disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of February 28, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm De Joya Griffith & Company, LLC., Certified Public Accountants regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Inherent Limitations on Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson and Mr. Angelo Viard. One of the two members of the audit committee is “independent” within the meaning of Rule 10A-3 under the Exchange Act.  The audit committee was organized on April 25, 2006 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for the nine month period ended February 28, 2010. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC., Certified Public Accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the reviewed financial statements referred to above be included in our Quarterly Report on Form 10-Q for the nine month period ended February 28, 2010 filed with the Securities and Exchange Commission.

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

On November 6, 2008, we filed a Writ of Summons and Statement of Claim (collectively, the “Statement of Claim”) against St. Elias and John A. Brophy (“Brophy”) in the Supreme Court of British Columbia. The Statement of Claim relates to the Property Option Agreement.

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

Therefore, in accordance with the terms and provisions of the Petaquilla Option Agreement, we filed a notice with the British Columbia International Commercial Arbitration Centre (the “BCICAC”) seeking arbitration. On March 5, 2007, we filed a Statement of Claim with the BCICAC seeking specific performance of the Petaquilla Option Agreement and damages. On April 10, 2007, Petaquilla filed a Statement of Defense.

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

As of May 31, 2008, we received $100,000 and the return of the 4,000,000 restricted shares of our common stock with an estimated fair value of $5,440,000. During fiscal year ended May 31, 2009, we received the 100,000 common shares from Petaquilla, which were previously valued at $270,000. As of May 31, 2009, the 100,000 shares received had an estimated value of $55,000 ($0.55 per share). During the nine month period ended February 28, 2010, we sold the shares for net proceeds to us of $54,810 for a loss on disposal of $215,190.

CEASE TRADE ORDER OF THE BRITISH COLUMBIA SECURITIES COMMISSION

Our shares of common stock are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. We, therefore, file annual and other reports with the Securities and Exchange Commission. On November 29, 2007, we received a cease trade order (the “CTO”) from the British Columbia Securities Commission (the “BCSC”), which is limited to the Province of British Columbia, for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) respecting certain previous disclosure regarding certain of our material property interests. As a consequence of the CTO, we have engaged legal counsel in connection with this matter in order to determine the exact manner in which we will be able to satisfy the requirements of NI 43-101, as required by the parameters as set forth for foreign issuers under Canadian National Instrument 71-102 Continuous Disclosure and Other Exemptions relating to Foreign Issuers.

On approximately March 10, 2010, we received an order for production from the BCSC with regards to production of certain documents under Section 141 of the Securities of, RSBC 1996, c. 418. As of the date of this Quarterly Report, we have fully responded to the BCSC and submitted all requested documentation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

PRIVATE PLACEMENT OFFERING

Effective on December 8, 2009, our Board of Directors completed a private placement offering (the “Private Placement”) with certain non-United States residents (collectively, the “Investors”). In accordance with the terms and provisions of the Private Placement, we issued to the Investors an aggregate of 7,000,000 shares of common stock at a per share price of $0.05 for aggregate proceeds of $350,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

SETTLEMENT OF DEBT

Effective on December 7, 2009, our Board of Directors authorized the settlement of debt with a certain creditor (the “Creditor”), which debt consisted of outstanding advances, loans and accrued interest and other amounts aggregating $1,776,186 (the “Debt”). The Debt was evidenced by that certain convertible promissory note dated December 4, 2009 in the principal amount of $1,776,186 issued to the Creditor evidencing the Debt (the “Convertible Note”). In accordance with the terms and provisions of the Convertible Note, in the event we were unable to repay the Debt, the Debt could be satisfied by way of conversion of the Debt into shares of our restricted common stock at the rate of $0.03 per share. Subsequently, the Creditor entered into those certain assignments dated December 4, 2009 (collectively, the “Assignments”) with those certain twelve assignees (collectively, the “Assignees”), pursuant to which the Creditor assigned a proportionate right of its title and interest in and to the Debt and the Convertible Note to the Assignees. On December 7, 2009, we received those certain notices of conversion dated December 7, 2009 from the respective Assignees (collectively, the “Notices of Conversion”), pursuant to which the Assignees were converting their respective right, title and interest in and to Debt and the Convertible Note into shares of common stock at the rate of $0.03 per share.

Further effective on December 7, 2009, our Board of Directors authorized the issuance of an aggregate of 59,206,200 shares of our common stock proportionately to the Assignees in accordance with the terms and provisions of the Notices of Conversion.  The shares of common stock were issued to twelve non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignees each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

Angelo Viard. During the past ten years, Mr. Viard has been involved in providing companies with advisory services including, but not limited to, managerial, investment strategy, finance, information technology, compliance, accounting, business development, mergers and acquisitions, and capital fund raising in a wide range of industry sectors across the United States, South America and Europe. From approximately June 2007 through current date, Mr. Viard has been the president/chief executive officer of VCS Group, Inc. formerly known as “Viard Consulting Services”. His role as director of advisory services requires development of an advisory services sector. Mr. Viard’s functions include full budgeting responsibilities, management of budgets and planning, creation of policies and administrative procedures to restructure business processes, authoring multi-company employee manuals, design work order tracking and billing interface systems for accounting, and updating business plans, accounting structures and organizational changes to maximize business growth. From approximately August 2006 through June 2007, Mr. Viard was the IT operations manager for Bare Escentuals where he was responsible for developing and coordinating multiple related projects in alignment with strategic and tactical company goals, served as a primary customer advocate, planned and coordinated long term systems strategy, and managed the day to day operations of the IT department, including LAN/WAN architecture, telecommunications and hardware/software support and development. From approximately August 2005 through August 2006, Mr. Viard was a senior IT audit consultant for PricewaterhouseCoopers LLP where he was responsible for determining the audit documentation, strategy and plan. From approximately December 2004 through August 2005, Mr. Viard was the chief executive officer and founder of Technology Mondial Inc., which was a start-up company specializing in broadband wireless technology in Costa Rica and management and development of wireless connection planning for Latin America. Mr. Viard was also previously employed with OpenTV Inc, where he was manager of information system and technology, Thomas Weisel Partners LLC where he was an information technology brokerage services manager, BancBoston Robertson Stephens & Co. where he was a senior system engineer, and Environmental Chemical Corporation where he was a technical analyst.

Mr. Viard is also a member of the Board of Directors of Morgan Creek Energy Corp., a company traded on the Over-the-Counter Bulletin Board. Mr. Viard holds a master in computer science, a BS in business management and administration, and an A/A in computer business administration and network.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
10.1	Letter Agreement between Geneva Resources Inc. and Glenn Patrick Schmitz dated November 20, 2009.
31.1	Certification of the registrant’s Principal Executive Officer under the Exchange Act Rules 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of the registrant’s Principal Financial Officer under the Exchange Act Rules 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification of the registrant’s Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEVA RESOURCES, INC.

Dated: April 13, 2010	By:	/s/ MARCUS JOHNSON
Marcus Johnson, President/Chief
Executive Officer

Dated: April 13, 2010	By:	/s/ D. BRUCE HORTON
D. Bruce Horton, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2010	By:	/s/ MARCUS JOHNSON
Director

Dated: April 13, 2010	By:	/s/ D. BRUCE HORTON
Director

Dated: April 13, 2010	By:	/s/ ANGELO VIARD
Director