Form 10-K
period 2010-05-31
Geneva Resources, Inc.
filed 2010-09-10
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 0-32593

Geneva Resources Inc.
(Name of small business issuer in its charter)

Nevada	98-0441019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2533 N. Carson Street, Suite 125 Carson City, Nevada 89706
(Address of principal executive offices)

(775) 348-9330
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.  ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: November 30, 2009 - $1,541,474.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes  ☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of September 8, 2010: 26,185,778* shares of Common Stock, $0.001

*Decreased for reverse stock split of one share for each four shares issued and outstanding effected on the market as of June 18, 2010.

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

N/A

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

GENEVA RESOURCES INC.
FORM 10-K

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

Available Information

Geneva Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Geneva Resources, Inc. was incorporated under the laws of the State of Nevada on April 5, 2004 under the name “Revelstoke Industries, Inc.” for the purpose of reclaiming and stabilizing land in preparation for construction in Canada. Effective November 27, 2006, we changed our name to “Geneva Gold Corp.”. Subsequently, effective February 28, 2007, we changed our name to “Geneva Resources, Inc.”. We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North American and internationally. The shares of common stock of Geneva Resources Inc. trade on the Over-the-Counter Bulletin Board under the symbol “GVRS:OB”.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Geneva Resources," refers to Geneva Resources Inc.

Transfer Agent

Our transfer agent is Transfer Online Co., Inc.  512 S.E. Salmon Street, Portland, Oregon 97214.

RECENT DEVELOPMENTS

June 2010 Reverse Stock Split

On February 1, 2010, our Board of Directors authorized and approved a reverse stock split of one for every four (1:4) of our total issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Reverse Stock Split was in our best interests and those of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Reverse Stock Split, including: (i) current trading price of or shares of common stock on the OTC Bulletin Board and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets

The Reverse Stock Split was effectuated on June 18, 2010 upon filing the appropriate documentation with FINRA. The Reverse Stock Split decreased our total issued and outstanding shares of common stock from 104,743,062 to 26,185,778 shares of common stock. The common stock will continue to be $0.001 par value.

Our trading symbol on the Over-the-Counter Bulletin Board remains “GVRS:OB”.

Certificate of Change

On June 18, 2010, we filed with the Nevada Secretary of State a certificate of change to the Articles of Incorporation to decrease our authorized capital structure commensurate with the decrease of our shares pursuant to the Reverse Stock Split. Therefore, as of the date of this Annual Report, our authorized capital structure has been decreased from 200,000,000 shares of common stock to 50,000,000 shares of common stock, par value of $0.001.

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

Under the terms of the Vilcoro Option Agreement and in order to exercise the Vilcoro Option, we were required to make the following non-refundable cash payments to St. Elias aggregating $350,000 as follows: (i) $50,000 within five business days from the execution of the Vilcoro Option Agreement, which as of the date of this Annual Report, was paid; (ii) $100,000 due on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which was paid); and (iii) $200,000 due on or before the 24-month anniversary of execution of the Vilcoro Option Agreement.

In accordance with the terms and provisions of the Vilcoro Option Agreement, we were further required to: (i) issue to St. Elias 12,500 shares of our restricted common stock on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which as of the date of this Annual Report have been issued); and (ii) incur costs totaling $2,5000,000 as follows: (a) expenditures of $500,000 were to be incurred on or before the 12-month anniversary of execution of the Vilcoro Option Agreement of which $551,000 had been advanced from inception of the agreement until the date of this Annual Report (which date was subsequently extended indefinitely based on the June 2008 Extension Agreement); (b) second expenditure of $750,000 was to be incurred on or before the 24-month anniversary of execution of the Vilcoro Option Agreement; and (iii) third expenditure of $1,250,000 was to be incurred on or before the 36-month anniversary of execution of the Vilcoro Option Agreement.

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

Litigation and Statement of Claim. On November 6, 2008, we filed a Writ of Summons and Statement of Claim (collectively, the “Statement of Claim”) against St. Elias and John A. Brophy (“Brophy”) in the Supreme Court of British Columbia. The Statement of Claim related to the Property Option Agreement.

The Statement of Claim alleged the following claims:  (i) in tort against Brophy alleging  non-disclosure of material facts and complete and accurate information relating to the  ownership of the Vilcoro  Property and to the  ownership of the adjacent property, including failing to disclose that Brophy and his wife had an interest in the Vilcoro Property and the adjacent property, which entitled us to rescind the  Property  Option  Agreement  and return of an aggregate of $150,000 paid to St. Elias under the Property Option Agreement, an aggregate of $486,000 paid in exploration  expenditures, and 12,500 shares of our common stock issued to St. Elias; (ii) breach of the Property Option Agreement relating to the failure by St. Elias to provide to us all data and information in its possession or under its control relating to St. Elias' exploration activities on and in the vicinity of the Vilcoro Properties; and (iii) breach of the Technical Services Agreement by failure of St. Elias to timely prepare and provide a budget or work programs or to expeditiously advance the work on the Vilcoro Properties and diversion by St. Elias of money, time and  resources.

On December 23, 2008, a statement of defense was filed by St. Elias and Brophy denying the majority of the allegations made by us in our Statement of Claim. In addition, St. Elias and Brophy also filed a counter claim against us for abuse of process and punitive damages.

We sought to rescind the Property Option Agreement and the Technical Services Agreement and damages associated with tortious misrepresentation and breach, punitive or exemplary damages.

Mutual Release. On May 5, 2010, we entered into that certain mutual release with St. Elias (the “Mutual Release”) pursuant to which we and St. Elias agreed to release one another from all causes of action, claims and demands of any nature or kind whatsoever arising out of or in any way related to any of the subject matter of the Statement of Claim. Subsequent to the period on July 12, 2010, the 12,500 common stock shares were returned to treasury.  See “Item 3. Legal Proceedings.”

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

During fiscal year ended May 31, 2009, we received the 100,000 common shares from Petaquilla, which were previously valued at $270,000. As of May 31, 2009, the 100,000 shares received had an estimated value of $55,000 ($0.55 per share). During fiscal year ended May 31, 2010, we sold the shares for net proceeds to us of $54,810 for a loss on disposal of $215,190.

Amelia and San Martin

As of November 30, 2009, we entered into a letter agreement (the “Letter Agreement”) with Glenn Patrick Schmitz (the “Optionor”), in connection with the proposed acquisition of an 80% interest in thirty-nine mineral concessions located near Domyeko in Chile. In accordance with the terms and provisions of the Letter Agreement: (i) we paid the Optionor $5,000 upon execution of the Letter Agreement; (ii) we were to issue to the Optionor an aggregate of 2,000,000 shares of our restricted common stock as follows: (a) 500,000 shares as the initial tranche within thirty days of execution of a formal and  definitive agreement (the “Formal Agreement”), (b) 1,000,000 shares upon the expiration of the first twelve month period after execution of the Formal Agreement, and (c) 500,000 shares upon the expiration of the second twelve month period after execution of the Formal Agreement; (iii) we were to pay the Optionor further amounts as follows: (a) $300,000 prior to the expiration of the first twelve month period after execution of the Formal Agreement, (b) an amount to be paid by us as exploration expenditures prior to expiration of the second twelve month period after execution of the Formal Agreement, which amount was to be solely and exclusively determined by us based on the first year term drilling and exploration results, and (c) an amount to be paid by us as exploration expenditures prior to expiration of the third twelve month period after execution of the Formal Agreement, which amount was to be solely and exclusively determined by us based on the second year term drilling and exploration results.

Subsequent to November 30, 2009, we engaged in due diligence. As of the date of this Annual Report, we have decided not to proceed with this proposed acquisition and made a request for the return of the $5,000. As of May 31, 2010, the $5,000 was written off to mineral property expenditures based on uncertainty as to collection.

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

Development of Mineral Properties

The requirement to raise further funding for mineral exploration and development beyond that obtained for the next six month period may be dependent on the outcome of geological and engineering testing occurring over this interval on potential properties. If future results provide the basis to continue development and geological studies indicate high probabilities of sufficient mineral production quantities, we will attempt to raise capital to further our programs, build production infrastructure, and raise additional capital for further acquisitions. This includes the following activity:

•	Target further leases for exploration potential and obtain further funding to acquire new development targets.

•	Review all available information and studies.

•	Digitize all available factual information.

•	Completion of a NI 43-101 Compliant Report with a qualified geologist familiar with mineralization in the respective area.

•	Determine feasibility and amenability of extracting the minerals.

•	Create investor communications materials, corporate identity.

•	Raise funding for mineral development.

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

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain foreign regulations and may be subject to federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations does not appear to have a future material effect on our operations or financial condition to date. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether foreign or local, are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

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

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Marcus Johnson is our President/Chief Executive Officer and our interim Treasurer/Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts.

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

Risks Related to Our Business

We will need to raise additional financing to complete exploration on our future properties.

We will require significant additional financing in order to continue our exploration activities. Furthermore, if the costs of any planned future exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our precious metal and mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us we have not properties at this time. Alternatively, we may finance our business by offering an interest in any of our future mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our precious metal and mineral properties. Further, if we are able to establish that development of our future precious metal and mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment. We may not discover commercially exploitable quantities of precious metals or minerals on our future properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

Our previous properties did not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we carry out on future properties will establish reserves. We plan to conduct exploration activities on our future precious metal and mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable mineral exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of minerals. Any determination that our future properties contain commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our future mineral properties can be commercially developed.

Our exploration activities on our future mineral properties may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our future mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

•	identification of potential mineralization based on superficial analysis;

•	availability of government-granted exploration permits;

•	the quality of management and geological and technical expertise; and

•	the capital available for exploration.

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

In considering whether to invest in our common stock, you should consider that our inception was April 5, 2004 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance.  In addition, we only recently acquired the primary minerals exploration prospects located in Peru and Nigeria with limited experience in early stage exploration efforts before divesture of our interests and subsequently decided not to proceed with those projects

We have a history of operating losses and there can be no assurances we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $8,158,610 from inception (April 5, 2004) to May 31, 2010. As of May 31, 2010, we had an accumulated deficit of $8,158,610 and incurred losses of approximately $1,327,789 during fiscal year ended May 31, 2010. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

The financial statements for the fiscal year ended May 31, 2010 and May 31, 2009 have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Going Concern.”

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

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods which may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

We are relatively a new entrant into the precious metals and minerals exploration and development industry without profitable operating history.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and acquiring a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of minerals exploration and development is subject to many risks and if gold or other precious metals or other minerals are found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond our control. The potential profitability of mining mineral properties if economic quantities of minerals are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of minerals; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

The risks associated with exploration and development and, if applicable, mining could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet proved any minerals reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

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

We believe that our prior and future operations will comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

Any change in government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

We may be unable to retain key employees or consultants or recruit additional qualified personnel.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Marcus Johnson, our President/Chief Executive Officer and our interim Treasurer/Chief Financial Officer and a director. Further, we do not have key man life insurance on this individual. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service could therefore significantly and adversely affect our operations.

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

As of the date of this Annual Report, we have 26,185,778 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell certain shares of our common stock pursuant to a SB-2 registration statement declared effective on November 18, 2005. As a result of this registration statement, a certain number of shares of our common stock are available for immediate resale which could have an adverse effect on the price of our common stock.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

As of the date of this Annual Report, there are 18,670,318 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

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

Our common stock commenced trading on approximately December 1, 2006 on the OTC Bulletin Board and the trading price has fluctuated. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

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

Our common stock is classified as a “penny stock” under SEC rules which limits the market for our common stock.

Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock has fluctuated and may trade at times at less than $5 per share, the common stock may be classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

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

Certain of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 1B. UNRESOLVED STAFF COMMENTS

No report is required.

ITEM 2. DESCRIPTION OF PROPERTIES

We lease our principal office space located at 2533 N. Carson Street, Suite 125, Carson City, Nevada 89706. The office space is for corporate identification, mailing, and courier purposes only and costs us approximately $185 monthly. The office and services related thereto may be cancelled at any time with a thirty day notice.

ITEM 3. LEGAL PROCEEDINGS

VILCORO GOLD PROPERTY

Statement of Claim.

On November 6, 2008, we filed a Writ of Summons and Statement of Claim (collectively, the “Statement of Claim”) against St. Elias and John A. Brophy (“Brophy”) in the Supreme Court of British Columbia. The Statement of Claim relates to the Property Option Agreement.

The Statement of Claim alleged the following claims:  (i) in tort against Brophy alleging  non-disclosure of material facts and complete and accurate information relating to the  ownership of the Vilcoro  Property and to the  ownership of the adjacent property, including failing to disclose that Brophy and his wife had an interest in the Vilcoro Property and the adjacent property, which entitles us to rescind the  Property  Option  Agreement  and return of an aggregate of $150,000 paid to St. Elias under the Property Option Agreement, an aggregate of $486,000 paid in exploration  expenditures,  and 50,000 shares of our common stock issued to St.  Elias; (ii) breach of the Property Option Agreement relating to the failure by St. Elias to provide to us all data and information in its possession or under its control relating to St. Elias' exploration activities on and in the vicinity of the Vilcoro Properties; and (iii) breach of the Technical Services Agreement by failure of St. Elias to timely prepare and provide a budget or work programs or to expeditiously advance the work on the Vilcoro Properties and diversion by St. Elias of money, time and  resources.

On December 23, 2008, a statement of defense was filed by St. Elias and Brophy denying the majority of the allegations made by us in our Statement of Claim. In addition, St. Elias and Brophy also filed a counter claim against us for abuse of process and punitive damages.

We sought to rescind the Property Option Agreement and the Technical Services Agreement and damages associated with tortuous misrepresentation and breach, punitive or exemplary damages.

Mutual Release.

On May 5, 2010, we entered into that certain mutual release with St. Elias (the “Mutual Release”) pursuant to which we and St. Elias agreed to release one another from all causes of action, claims and demands of any nature or kind whatsoever arising out of or in any way related to any of the subject matter of the Statement of Claim. Subsequent to the period on July 12, 2010, the 12,500 common stock shares were returned  treasury.

REVOCATION OF CEASE TRADE ORDER OF THE BRITISH COLUMBIA SECURITIES COMMISSION

Our shares of common stock are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. We, therefore, file annual and other reports with the Securities and Exchange Commission. On November 29, 2007, we received a cease trade order (the “Cease Trade Order”) from the British Columbia Securities Commission (the “BCSC”), which is limited to the Province of British Columbia, for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) respecting certain previous disclosure regarding certain of our material property interests. The Cease Trade Order was originally issued as a result of the BCSC having reviewed the technical and scientific disclosure issued by us relating to our mineral exploration properties and having determined that the disclosure made by us required us to draft and file with the BCSC a National Instrument 43-101 technical report on our then Nigerian property. As a consequence of the Cease Trade Order, we engaged legal counsel in connection with this matter in order to determine the exact manner in which we would be able to satisfy the requirements of NI 43-101, as required by the parameters as set forth for foreign issuers under Canadian National Instrument 71-102 Continuous Disclosure and Other Exemptions relating to Foreign Issuers.

On approximately March 10, 2010, we received an order for production from the BCSC with regards to production of certain documents under Section 141 of the Securities of, RSBC 1996, c. 418. We responded fully to the BCSC and submitted all requested documentation.

On May 19, 2010, we issued a news release retracting our previous disclosure on the Nigerian properties explaining our failure to file the technical report and updating and correcting our technical disclosure on our then Vilcoro property in Peru. In addition, we announced in a news release dated May 25, 2010 and Current Report on Form 8-K that we had settled the legal proceedings relating to the Vilcoro property.

The BCSC revoked the Cease Trade Order and, therefore, effective opening of trading on May 31, 2010, trading in our shares of common stock in the Province of British Columbia resumed.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. During July 2007, we terminated the employment of Stacey Kivel, our then President, for cause. Subsequently, Ms. Kivel has made certain false allegations against us. Although we refute her allegations and believe termination was justified, it is possible that we may be exposed to a loss contingency, which there is no applicable evaluation of the likelihood of a favourable or unfavourable outcome of the lawsuit.

As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “GVRS:OB” on approximately December 1, 2006. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
May 31, 2010	$0.80	$0.16
February 28, 2010	$2.60	$0.16
November 30, 2009	$0.60	$0.12
August 31, 2009	$0.24	$0.08
May 31, 2009	$0.16	$0.08
February 29, 2009	$1.50	$0.30
November 30, 2008	$1.40	$0.24
August 31, 2008	$0.35	$0.35

As of August 31, 2010, we had 46 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 1,000 beneficial owners of our common stock.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Geneva Resources 2007 Stock Incentive Plan (the “2007 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Equity Plan Compensation Information

Plan Category	Number of Securities to be Issued Upon exercise of Outstanding Options, warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a)) (c)
Equity Compensation Plans Approved by Security Holders
Not applicable
Equity Compensation Plans not Approved by Security Holders
Stock Options	462,500	$4.15	787,500
Total Options	462,500	$4.15	787,500

    2007 Plan

On May 9, 2007, our Board of Directors authorized and approved the adoption of the 2007 Plan effective May 9, 2007, under which an aggregate of 1,250,000 of our shares may be issued. The purpose of the 2007 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

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

The exercise price of a Stock Option granted pursuant to the 2007 Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness, we may be subject to such conditions, restrictions and contingencies as may be determined.

Other Awards

The 2007 Plan further provides that, subject to the provisions of the 2007 Plan, the Board of Directors may grant to any key individuals who are our employees eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The 2007 Plan further provides that subject to provisions of the 2007 Plan, the Board of Directors may grant to any key individuals who are our employees eligible to receive options restricted or unrestricted stock awards (collectively, “Stock Awards”), restricted stock units (“Units”), stock appreciation rights (“SARs”), and/or a dividend equivalent right (“Dividend Right”).

During fiscal year ended May 31, 2010, there were no options granted under the 2007 Plan.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended May 31, 2010, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Debt Settlement

Effective on December 7, 2009, our Board of Directors authorized the settlement of debt with a certain creditor (the “Creditor”), which debt consisted of outstanding advances, loans and accrued interest and other amounts aggregating $1,776,186 (the “Debt”). The Debt was evidenced by that certain convertible promissory note dated December 4, 2009 in the principal amount of $1,776,186 issued to the Creditor evidencing the Debt (the “Convertible Promissory Note”). In accordance with the terms and provisions of the Promissory Note, in the event we were unable to repay the Debt, the Debt could be satisfied by way of conversion of the Debt into shares of our restricted common stock at the rate of $0.03 ($0.12 post-reverse Stock Split shares of common stock) per share (the “Common Stock”). Subsequently, the Creditor entered into those certain assignments dated December 4, 2009 (collectively, the “Assignments”) with those certain twelve assignees (collectively, the “Assignees”), pursuant to which the Creditor assigned a proportionate right of its title and interest in and to the Debt and the Convertible Note to the Assignees. On December 7, 2009, the Company received those certain notices of conversion dated December 7, 2009 from the respective Assignees (collectively, the “Notices of Conversion”), pursuant to which the Assignees were converting their respective right, title and interest in and to Debt and the Convertible Note into shares of Common Stock at the rate of $0.03 ($0.12 post-reverse Stock Split shares of common stock) per share.

Further effective on December 7, 2009, our Board of Directors authorized the issuance of an aggregate of 59,206,200 pre-Reverse Stock Split shares of common stock (14,801,562 post-Reverse Stock Split shares of common stock) proportionately to the Assignees in accordance with the terms and provisions of the Notices of Conversion.  The shares of common stock were issued to twelve non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignees each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Private Placement Offering

Effective on December 8, 2009, our Board of Directors completed a private placement offering (the “Private Placement”) with certain non-United States residents (collectively, the “Investors”). In accordance with the terms and provisions of the Private Placement, we issued to the Investors an aggregate of 7,000,000 pre-Reverse Stock Split shares of common stock (1,750,000 post-Reverse Stock Split shares of common stock) at a per share price of $0.05 ($0.20 post-Reverse Stock Split per common stock) per share for aggregate proceeds of $350,000.

The shares of common stock under the Private Placement were sold to non-United States Investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Investors each executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

REVERSE STOCK SPLIT

On February 1, 2010, our Board of Directors authorized and approved the Reverse Stock Split. The Reverse Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Reverse Stock Split was in our best interests and those of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Reverse Stock Split, including: (i) current trading price of or shares of common stock on the OTC Bulletin Board and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets.

The Reverse Stock Split was effectuated on June 18, 2010 upon filing the appropriate documentation with FINRA. The Reverse Stock Split decreased our total issued and outstanding shares of common stock from 104,743,062 to 26,185,778 shares of common stock. The common stock will continue to be $0.001 par value.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected income statement data for fiscal years ended May 31, 2010 and May 31, 2009 and the selected balance sheet data as of May 31, 2010 and May 31, 2009 are derived from our audited financial statements which are included elsewhere herein.

	Fiscal Years Ended May 31, 2010 and May 31, 2009		From Inception (April 5, 2004) to May 31, 2010
STATEMENT OF OPERATIONS DATA
Revenues	$-	$-	$46,974
Direct Costs	-	-	56,481
Gross Margin (loss)	-	-	(9,507)
General and Administrative Expenses
Office and general	19,834	16,770	163,529
Consulting fees	43,050	178,907	739,984
Marketing expenses	-	-	894,738
Management fees	-	-	1,241,406
Mineral property expenditures	-	90,000	8,258,312
Professional fees	199,796	276,891	1,157,410
Total General and Administrative Expenses	(262,680)	(562,568)	(12,455,379)
Net Operating Loss	(262,680)	(562,568)	(12,464,886)
Other Income (Expenses)
Gain on extinguishment of accrued liability	-	30,000	30,000
Loss on option deposit	(170,474)	-	(170,474)
Net gain on settlements	-	-	5,590,784
Loss on disposal of available for sale securities	(215,190)	-	(215,190)
Beneficial conversion feature	(592,062)	-	(592,062)
Interest expense	(87,383)	(160,297)	(336,782)
Total Other Income (Expenses)	(1,065,109)	(130,297)	4,306,276
Net loss for the Period	(1,327,789)	(692,865)	(8,158,610)
Comprehensive Loss
Change in market value of securities	(190)	(215,000)	(215,190)
Loss realized on disposal of securities	215,190	-	215,190
Comprehensive Loss	$(1,112,789)	$(907,865)	$(8,158,610)
BALANCE SHEET DATA
Total Assets	$2,141	$222,085
Total Liabilities	378,087	2,203,490
Stockholders Equity (Deficit)	$(375,946)	$(1,981,405)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table above is derived from and should be read in conjunction with our audited financial statements for the period from inception (April 5, 2004) to fiscal year ended May 31, 2010, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Our comprehensive loss during fiscal year ended May 31, 2010 was ($1,112,789) compared to comprehensive loss of ($907,865) for fiscal year ended May 31, 2009 (an increase in comprehensive loss of $204,924). During fiscal years ended May 31, 2010 and May 31, 2009, respectively, we did not generate any revenue.

During fiscal year ended May 31, 2010, we incurred general and administrative expenses in the aggregate amount of $262,680 compared to $562,568 incurred during fiscal year ended May 31, 2009 (a decrease of $299,888). The operating expenses incurred during fiscal year ended May 31, 2010 consisted of: (i) office and general of $19,834 (2009: $16,770); (ii) consulting fees of $43,050 (2009: $178,907); (iii) mineral property expenditures of $nil (2009: $90,000); and (iv) professional fees of $199,796 (2009: $276,891). The decrease in general and administrative expenses incurred during fiscal year ended May 31, 2010 compared to fiscal year ended May 31, 2009 resulted primarily from a decrease in management fees and consulting fees based upon the current status of the scale and scope of exploratory and acquisition programs. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

This resulted in a net operating loss of ($262,680) during fiscal year ended May 31, 2010 compared to a net operating loss of ($562,568) during fiscal year ended May 31, 2009.

During fiscal year ended May 31, 2010, we recorded total other expense in the amount of ($1,065,109) compared to total other expense recorded during fiscal year ended May 31, 2009 in the amount of ($130,297). The other expense incurred during fiscal year ended May 31, 2010 consisted of: (i) loss on option deposit $170,474, (2009: $-0-); (ii) loss on disposal of available for sale of securities relating to the Petaquilla shares of $215,190 (2009: $-0-); (iii) interest expense of $87,383 (2009: $160,297); (iv) beneficial conversion feature $592,062 (2009: $-0-); (v) gain on extinguishment of accrued liability of $-0- (2009: $30,000).

During fiscal year ended May 31, 2010, we also recorded comprehensive loss of: (i) ($190) (2009: $215,000) relating to the change in market value of available for sale of the Petaquilla shares of common stock; and (ii) $215,190 (2009: $-0-) in loss realized on disposal of securities.

This resulted in comprehensive loss for fiscal year ended May 31, 2010 of ($1,112,789) compared to comprehensive loss for fiscal year ended May 31, 2009 of ($907,865).

The increase in comprehensive loss during fiscal year ended May 31, 2010 compared to fiscal year ended May 31, 2009 is attributable primarily to the recording of the $592,062 beneficial conversion feature, $170,474 in loss on option deposit and $215,190 in loss on disposal of available for sale securities during fiscal year ended May 31, 2010. This resulted from the return by Petaquilla of the 100,000 shares of common stock with a previous estimated fair value of $270,000. As of May 31, 2009, the 100,000 shares received had an estimated fair value of $55,000. During fiscal year ended May 31, 2010, we sold the shares for net proceeds of $54,810 for a loss on disposal of $215,190.

The weighted average number of shares outstanding was 17,529,344 at May 31, 2010 compared to 9,607,092 at May 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended May 31, 2010

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at May 31, 2010, our current assets were $2,141 and our current liabilities were $378,087, resulting in a working capital deficit of ($375,946). As at May 31, 2010, our total assets were $2,141 compared to total assets of $222,085 as at May 31, 2009. Total assets as at May 31, 2010 consisted of $2,141 in cash. As at May 31, 2010, our current liabilities were $378,087 compared to current liabilities of $2,203,490 as at May 31, 2009. Our current liabilities consisted of $378,087 in accounts payable and accrued liabilities. The substantial decrease in current liabilities was primarily due to the decrease in shareholder’s loan and accrued interest resulting from the settlement of certain outstanding advances and accrued interest

Stockholders’ deficit decreased from ($1,981,405) as at May 31, 2009 to ($375,946) as at May 31, 2010.

We have not generated positive cash flows from operating activities. For fiscal year ended May 31, 2010, net cash flow used in operating activities was ($105,648) compared to net cash flow used in operating activities of ($547,281) for fiscal year ended May 31, 2009. Net cash flow used in operating activities during fiscal year ended May 31, 2010 consisted primarily of a net loss of ($1,327,789) adjusted by $165,010 in non-cash mineral property expenditures, $215,190 in non-cash disposal of available for sale securities and $592,062 in non-cash interest related to beneficial conversion feature. Net cash flow used in operating activities was further changed by $87,383 in accrued interest on shareholder’s loan and $162,496 in accounts payable and accrued liabilities.

During fiscal year ended May 31, 2010, net cash flow provided from investing activities was $54,810 from proceeds on disposal of available for sale securities compared to $-0- during fiscal year ended May 31, 2009.

During fiscal year ended May 31, 2010, net cash flow provided from financing activities was $50,904 compared to net cash flow provided from financing activities of $540,000 for fiscal year ended May 31, 2009. Net cash flow provided from financing activities during fiscal year ended May 31, 2010 pertained primarily to $350,000 received as proceeds on sale and subscriptions of common stock and $25,904 in proceeds from shareholder advances offset by ($325,000) in repayment of shareholder advances.

PLAN OF OPERATION AND FUNDING

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

During fiscal year ended May 31, 2010, we received $350,000 towards a private placement of shares of common stock offered at $0.20 per share. The private placement offering is under Regulation S of the Securities Act.

MATERIAL COMMITMENTS

As of the date of this Annual Report and other than as disclosed below, we do not have any material commitments for fiscal year 2010/2009.

Shareholder Loan

On November 14, 2006, one of our shareholders advanced to us an aggregate of $100,000 regarding the Petaquilla Option Agreement. Additional advances of $303,500, $795,000 and $540,000 were received during fiscal years ended May 31, 2007, May 31, 2008 and May 31, 2009, respectively, under the same terms and conditions. Total accrued interest of $249,400 as of May 31, 2009 was recorded. During the current period to December 31, 2009, an additional $25,902 was advanced by the same shareholder, and a total of $87,384 of accrued interest was recorded. A total of $325,000 of accrued interest was repaid  leaving an amount due and owing as of December 1, 2009 was  $1,776,186.

Effective December 7, 2009, our Board of Directors authorized the settlement of the $1,776,186.  This debt was evidenced by a demand convertible promissory note dated December 1, 2009 in the principal of $1,776,186 issued to the above shareholder.  In accordance with the terms and provisions of the promissory note, in the event we were unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of our restricted common stock at $0.16 per share. Subsequently the shareholder assigned a proportionate right of its title and interest in and to the debt and the convertible promissory note to certain assignees.  On December 7, 2009, we received notices of conversion from the respective assignees, pursuant to which our Board of Directors authorized the issuance of an aggregate of 14,801,562 shares of our common stock proportionately to the Assignees in settlement of the $1,776,186 at the rate of $0.16 per share. In connection with the conversion of the promissory note, we recognized a  beneficial conversion feature of $592,062 which was charged to Additional Paid in Capital.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2010 and May 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended May 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260. This standard is effective for interim and annual periods ending on or after December 15, 2009, and is to be applied on a retrospective basis.  The adoption of the provisions of ASU 2010-01 during the period did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the adoption of the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In June 2009, the FASB issued FASB ASC 105-10, “Generally Accepted Accounting Principles replaces SFAS No. 162, which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of FASB ASC 105-10 and the Codification does not change GAAP. FASB ASC 105-10 becomes effective for interim and annual periods ending after September 15, 2009.  The adoption of the provisions of FASB ASC 105-10 during the period did not have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued FASB ASC 810-10, “Consolidation”, which included the following: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2011. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial position, results of operations or cash flows of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

GENEVA RESOURCES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

May 31, 2010

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Geneva Resources Inc.
Carson City, Nevada

We have audited the accompanying balance sheets of Geneva Resources Inc. (An Exploration Stage Company) as of May 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and from inception (April 5, 2004) to May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geneva Resources Inc. (An Exploration Stage Company) as of May 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended and from inception (April 5, 2004) to May 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
September 1, 2010

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

GENEVA RESOURCES, INC.
(An Exploration Stage Company)

BALANCE SHEETS

	May 31, 2010	May 31, 2009
	(Audited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$2,141	$2,075
Available for sale securities (Note 3 (b))	-	55,000

TOTAL CURRENT ASSETS	2,141	57,075

Deposit on property	-	165,010

TOTAL ASSETS	$2,141	$222,085

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$378,087	$215,591
Shareholder’s loan and accrued interest (Note 6)	-	1,987,899

TOTAL CURRENT LIABILITIES	378,087	2,203,490

TOTAL LIABILITIES	378,087	2,203,490

GOING CONCERN CONTINGENCY AND COMMITMENTS (Notes 1 and 8 )

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4)
Authorized
50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
26,185,778 shares of common stock (May 31, 2009 –9,634,216)	26,186	9,634
Additional paid-in capital	7,756,478	5,054,782
Accumulated other comprehensive loss	-	(215,000)
Deficit accumulated during the exploration stage	(8,158,610)	(6,830,821)

TOTAL STOCKHOLDERS’ DEFICIT	(375,946)	(1,981,405)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,141	$222,085

The accompanying notes are an integral part of these financial statements

GENEVA RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year ended May 31, 2010		Year ended May 31, 2009		Inception (April 5, 2004) May 31, 2010
REVENUE	$		$		$
		-		-		46,974

DIRECT COSTS		-		-		56,481

GROSS MARGIN (LOSS)		-		-		(9,507)

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general		19,834		16,770		163,529
Consulting fees		43,050		178,907		739,984
Marketing expenses		-		-		894,738
Management fees		-		-		1,241,406
Mineral property expenditures (Note 3)		-		90,000		8,258,312
Professional fees		199,796		276,891		1,157,410

TOTAL GENERAL & ADMINISTRATION EXPENSES		(262,680)		(562,568)		(12,455,379)

NET OPERATING LOSS		(262,680)		(562,568)		(12,464,886)

OTHER INCOME (EXPENSES)
Gain on extinguishment of accrued liability		-		30,000		30,000
Loss on option deposit		(170,474)		-		(170,474)
Net gain on settlements		-		-		5,590,784
Loss on disposal of available for sale securities		(215,190)		-		(215,190)
Beneficial conversion feature		(592,062)		-		(592,062)
Interest expense		(87,383)		(160,297)		(336,782)

TOTAL OTHER INCOME (EXPENSE)		(1,065,109)		(130,297)		4,306,276

NET LOSS		(1,327,789)		(692,865)		(8,158,610)

COMPREHENSIVE LOSS
Change in market value of securities		(190)		(215,000)		(215,190)
Loss realized on disposal of securities		215,190		-		215,190

COMPREHENSIVE LOSS		$(1,112,789)		$(907,865)		$(8,158,610)
LOSS PER COMMON SHARE - BASIC		$(0.08)		$(0.07)
COMPREHENSIVE LOSS PER COMMON SHARE - BASIC		$(0.06)	$	(0.09)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC		17,529,344		9,607,092

The accompanying notes are an integral part of these financial statements

GENEVA RESOURCES, INC.
(An exploration stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCPETION (APRIL 5, 2004)  TO MAY 31, 2010

	Common Stock			Private	Accumulated Other	Deficit Accumulated During the
	Number of shares	Amount	Additional Paid-in Capital	Placement Subscriptions	Comprehensive loss	Development Stage	Total

Shares issued for cash – at $0.0016 per share, April 5, 2004	5,775,000	$5,775	$3,392	$-	$-	$-	$9,167
Net loss for the period	-	-	-	-	-	(5,427)	(5,427)

Balance, May 31, 2004	5,775,000	5,775	3,392	-	-	(5,427)	3,740
Shares issued for cash – at $0.00952 per share, November 30, 2004	6,825,000	6,825	58,175	-	-	-	65,000
Net loss for the period	-	-	-	-	-	(66,246)	(66,246)

Balance, May 31, 2005	12,600,000	12,600	61,567	-	-	(71,673)	2,494
Shares issued for cash – at $0.0238 per share, December 8, 2005	4,200,000	4,200	95,800	-	-	-	100,000
Net loss for the period	-	-	-	-	-	(65,081)	(65,081)

Balance, May 31, 2006	16,800,000	16,800	157,367	-	-	(136,754)	37,413
Shares returned to treasury – September 27, 2006	(7,500,000)	(7,500)	7,500	-	-	-	-
Shares issued for Property Option Agreement – December 1, 2006 (Note 3 & 4)	1,000,000	1,000	7,399,000	-	-	-	7,400,000
Stock based compensation (Note 5)	-	-	965,671	-	-	-	965,671
Net loss for the period	-	-	-	-	-	(9,887,736)	(9,887,736)

Balance, May 31, 2007	10,300,000	10,300	8,529,538	-	-	(10,024,490)	(1,484,652)
Shares issued for Property Option Agreements – October 15, 2007 and January 31, 2008 (Note 3 & 4)	15,000	15	79,985	-	-	-	80,000
Subscription proceeds received (Note 4)	-	-	-	400,000	-	-	400,000
Shares returned pursuant to Petaquilla settlement - March 14, 2008 (Note 3 & 4)	(1,000,000)	(1,000)	(5,439,000)	-	-	-	(5,440,000)
Shares issued for debt settlement – at $4.00 per share, May 29, 2008 (Note 4)	219,216	219	1,095,859	-	-	-	1,096,078
Stock based compensation (Note 5)	-	-	388,500	-	-	-	388,500
Net income for the period	-	-	-	-	-	3,886,534	3,886,534

Balance, May 31, 2008	9,534,216	$9,534	$4,654,882	$400,000	$-	$(6,137,956)	$(1,073,540)

The accompanying notes are an integral part of these financial statements

GENEVA RESOURCES, INC.
(An exploration stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCPETION (APRIL 5, 2004)  TO MAY 31, 2010

	Common Stock			Private	Accumulated Other	Deficit Accumulated
	Number of shares	Amount	Additional Paid-in Capital	Placement Subscriptions	Comprehensive loss	During the Development Stage	Total

Balance, May 31, 2008 – balance forward	9,534,216	$9,534	$4,654,882	$400,000	$-	$(6,137,956)	$(1,073,540)

Shares issued for cash at $4.00 per share - September 9, 2008	100,000	100	399,900	(400,000)	-	-	-
Unrealized loss on marketable securities	-	-	-	-	(215,000)	-	(215,000)
Net loss	-	-	-	-	-	(692,865)	(692,865)

Balance, May 31, 2009 (audited)	9,634,216	9,634	5,054,782	-	(215,000)	(6,830,821)	(1,981,405)

Shares issued for debt settlement at $0.16 per share - December 7, 2010 (Note 4)	14,801,562	14,802	1,761,384	-	-	-	1,776,186

Beneficial conversion feature (Note 6)	-	-	592,062	-	-	-	592,062

Shares issued for cash at $0.20 per share - December 8, 2010	1,750,000	1,750	348,250	-	-	-	350,000

Unrealized loss on marketable securities	-	-	-	-	(190)	-	(190)

Loss on disposal of marketable securities	-	-	-	-	215,190	-	215,190

Net loss	-	-	-	-	-	(1,327,789)	(1,327,789)

Balance, May 31, 2010 (audited)	26,185,778	$26,186	$7,756,478	$-	$-	$(8,158,610)	$(375,946)

The accompanying notes are an integral part of these financial statements

GENEVA RESOURCES, INC.
(An exploration stage company)

STATEMENTS OF CASH FLOWS

	Year ended May 31, 2010	Year ended May 31, 2009	Inception (April 5, 2004) to May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,327,789)	$(692,865)	$(8,158,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash mineral property expenditures	165,010	-	7,580,010
Non-cash net gain on settlement	-	-	(5,490,784)
Non-cash disposal of available for sale securities	215,190	-	215,190
Non-cash gain on extinguishment of accrued liability	-	(30,000)	(30,000)
Stock-based compensation	-	-	1,354,171
Non-cash interest related to beneficial conversion feature	592,062	-	592,062
Changes in operating assets and liabilities:
Increase in deposits	-	-	(100,010)
Accrued interest on shareholder’s loan	87,383	160,297	336,782
Due to related parties	-	-	116,500
Accounts payable and accrued liabilities	162,496	15,287	1,168,449

NET CASH USED IN OPERATING ACTIVITIES	(105,648)	(547,281)	(2,416,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of available for sale securities	54,810	-	54,810

NET CASH PROVIDED BY INVESTING ACTIVITIES	54,810	-	54,810

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	350,000	-	924,167
Proceeds from shareholder advances	25,904	540,000	1,764,404
Repayment of shareholder advances	(325,000)	-	(325,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,904	540,000	2,363,571

NET INCREASE (DECREASE) IN CASH	66	(7,281)	2,141

CASH, BEGINNING	2,075	9,356	-

CASH, ENDING	$2,141	$2,075	$2,141

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Shares issued for settlement of liability	$1,776,186	$-	$2,872,264

Shares issued as deposit on option to purchase in mineral properties	$-	$-	$65,000

The accompanying notes are an integral part of these financial statements

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

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

The Company has a fiscal year of May 31. On May 5, 2006, the Company completed a forward stock split by the issuance of 42 new shares for each 1 outstanding share of the Company’s common stock. On October 13, 2006, the Company completed a forward stock split by the issuance of 4 new shares for each 1 outstanding share of the Company’s stock. On June 18, 2010, the Company completed a reverse stock split by the issuance of 1 new share for each 4 outstanding shares of the Company’s stock.

Going concern
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $8,158,610.  As at May 31, 2010, the Company has a working capital deficit of $375,946.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Asset Retirement Obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of May 31, 2010, any potential costs relating to the ultimate disposition of the Company's mineral property interests are not yet determinable.

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at May 31, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, “Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Available For Sale Securities (continued)
The following disclosures are required by FASB ASC 820-10, “Fair Value Measurements and Disclosures” in connection with assets and liabilities whose carrying amounts are subject to fair value measures:

		Fair Value Measurements at May 31, 2010
	May 31, 2010	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	May 31, 2009

Available for sale securities	$-	$-	$-	$-	$55,000

Total	$-	$-	$-	$-	$55,000

In connection with the Company’s available for sale securities, as of May 31, 2009, no realized or unrealized gains and losses had been recorded in operations and all unrealized gains and losses have been recorded as components of accumulated other comprehensive income (loss).  During the year ended May 31, 2010 the Company sold all of the shares previously classified as available for sale for net proceeds to the Company of $54,810 and realized a loss of $215,190.

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

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.  To May 31, 2010, the Company has not recorded any translation adjustments into stockholders’ equity.

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

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-50 and the conclusions reached by the FASB ASC 505-50.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Issued Accounting Pronouncements
In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended May 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260. This standard is effective for interim and annual periods ending on or after December 15, 2009, and is to be applied on a retrospective basis.  The adoption of the provisions of ASU 2010-01 during the period did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the adoption of the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

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

In June 2009, the FASB issued FASB ASC 105-10, “Generally Accepted Accounting Principles replaces SFAS No. 162, which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of FASB ASC 105-10 and the Codification does not change GAAP. FASB ASC 105-10 becomes effective for interim and annual periods ending after September 15, 2009.  The adoption of the provisions of FASB ASC 105-10 during the period did not have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued FASB ASC 810-10, “Consolidation”, which included the following: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2011. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial position, results of operations or cash flows of the Company.

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
MAY 31, 2010 AND 2009

Under the terms of the Property Option Agreement, and in order to exercise its Option to acquire the properties, the Company is required to make the following non-refundable cash payments to St. Elias totaling $350,000 in the following manner:

1.	Payment of $50,000 in cash (paid).
2.	The second payment of $100,000 cash and 12,500 shares of the Company’s common stock are due on or before the twelve-month anniversary of the signing of the Property Option Agreement (paid).
3.	The third payment of $200,000 cash is due on or before the twenty-fourth-month anniversary of the signing of the Property Option Agreement.

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

(a) Vilcoro Gold Property (continued)
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

On May 5, 2010, the Company entered into a mutual release with St. Elias pursuant to which St. Elias and the Company agreed to release one another from all causes of action, claims and demands of any nature of kind whatsoever arising out of or in any way related to any of the subject matter of the Statement of Claim. As part of the mutual release St. Elias agreed to return the 12,500 shares of common stock previously issued to the Company.  The shares of the Company’s common stock were returned to treasury and cancelled on July 21, 2010.  Accordingly, during the year the related acquisition costs totaling $165,010 were written off to loss on option deposit. Subsequent to the period on July 12, 2010 the 12,500 shares were returned to treasury.

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

During 2007, certain disputes arose between the Company and Petaquilla which were resolved during 2008 by way of a settlement agreement (the “Settlement”), mutual release and the ultimate termination of the original option agreement.  Pursuant to the terms of the Settlement: (i) Petaquilla shall issue 100,000 shares of its common  stock to the Company, subject to pooling and release in four equal monthly tranches commencing no later than December 31, 2008 and certain other conditions, (ii) the 1,000,000 shares of the restricted common stock previously issued by the Company to Petaquilla shall be returned to the

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

(b) San Juan Property (continued)
Company; and (iii) the $100,000 previously paid by the Company in order to exercise the initial portion of the Option shall be returned to the Company.

As of May 31, 2008, the Company had received $100,000 and the return of the 1,000,000 restricted shares of the Company's common stock with an estimated fair value of $5,440,000. In addition, the Company recorded the 100,000 common shares of Petaquilla, with an estimated fair value of $270,000, as accounts receivable as of May 31, 2008.  The total proceeds of $5,810,000 was included in amounts recorded as gain on settlements during 2008.

During fiscal 2009, the Company received the 100,000 common shares receivable from Petaquilla, previously valued at $270,000.  As of May 31, 2009, the 100,000 shares received had an estimated fair value of $55,000 ($0.55 per share).  During 2010 the Company sold the shares for net proceeds to the Company of $54,810 for a loss on disposal of $215,190.

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
2.
The Company will transfer and deliver 500,000 restricted common shares in the capital stock of the Company to the Optionor as follows: 125,000 shares as the initial tranche within thirty days of the Formal Agreement date; 250,000 shares upon the expiry of the first twelve month period after the Formal Agreement date; and 125,000 shares upon the expiry of the second twelve month period after the Formal Agreement date

3.
The Company will pay the Optionor further amounts as follows: $300,000 prior to the first anniversary of the Formal Agreement date; an amount to be solely and exclusively determined by the Company in its judgment, based on the First Year Term drilling and explorations results, will be paid as Exploration Expenditures by the Company prior to the Second Anniversary; and an amount to be solely and exclusively determined by the Company in its judgment, based on the Second Year Term drilling and explorations results, will be paid as Exploration Expenditures by the Company prior to the Third Anniversary.

Based on the results of the due diligence, the Company has decided not to proceed with this proposed acquisition and has made a request for a refund of the $5,000 deposit.  As of May 31, 2010, the $5,000 was written off to loss on option deposit based on uncertainty as to collection.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 50,000,000 common shares with a par value of $0.001 per share. On January 12, 2007, shareholders consented to increase the authorized share capital of the Company from 50,000,000 shares of common stock to 200,000,000 shares of common stock with the same par value of $0.001 per share.

On May 1, 2006, a majority of shareholders and the directors of the Company approved a special resolution to undertake a forward stock split of the common stock of the Company on a 42 new shares for 1 old share basis.  On October 13, 2006, a majority of the Board of Directors approved by way of a stock dividend to undertake a forward stock split of the common stock of the Company on a 4 new shares for 1 old share basis.  On February 1, 2010, a majority of the Board of Directors approved by way of a stock dividend to undertake a reverse stock split of the common stock of the Company on a 1 new shares for 4 old share basis which was effected on June 18, 2010, decreasing the then outstanding shares from 104,743,062 to 26,185,778.

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 42:1 forward split and the 4:1 forward split and the 1:4 to reverse split have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

On September 27, 2006, four founding shareholders returned 7,500,000 of their restricted founders’ shares, previously issued at prices ranging from $0.0016 - $0.009 per share, to treasury and the shares were subsequently cancelled by the Company.  The shares were returned to treasury for no consideration to the founding shareholders.

On December 1, 2006, the Company issued 1,000,000 common shares valued at $7,400,000 in connection with the San Juan Property Option Agreement

In August 2007, the Company received $400,000 towards a planned private placement of Units to be offered at $4.00 per unit with each unit consisting of one common share and one warrant to acquire an additional common share, exercisable at $6.00 for twelve months.  On February 29, 2008, the Company changed the terms of the planned private placement of Units now to be offered at $1.00 per unit with each unit consisting of one common share only. The 100,000 shares were issued on September 9, 2008.

On October 15, 2007, the Company issued 2,500 common shares with a fair value of $15,000 as a finder’s fee payment in connection with the Vilcoro Gold Property Option Agreement.

On January 31, 2008, the Company issued 12,500 common shares to St. Elias Mines Ltd. with a fair value of $65,000 in connection with the Vilcoro Gold Property Option Agreement (Refer Note 3a).

On March 14, 2008, the Company returned to treasury the 1,000,000 common shares with a fair value of $5,440,000 in connection with the settlement with Petaquilla (Refer to Note 3b).

On May 29, 2008, the Company issued 21,625 common shares at $5.00 per share totaling $108,125, in settlement of $86,500 in debt owed by the Company to the president of the Company, resulting in a $21,625 loss on the debt settlement.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

On May 29, 2008, the Company issued 197,590 common shares at $5.00 per share totaling $987,953, in settlement of $790,362 in debt owed by the Company to a supplier of the Company, resulting in a $197,591 loss on the debt settlement.

On September 9, 2008, the Company issued 100,000 common shares at $4.00 per share for proceeds of $400,000 which were received during the year ended May 31, 2008.

In September and October 2009, the Company received $350,000 towards a planned private placement of Units to be offered at $0.20 per unit with each unit consisting of one common share and one warrant to acquire an additional common share, exercisable at $1.00 for twelve months.  On December 8, 2009, the Company issued 1,750,000 common shares at $0.20 per share in connection with these previously received share subscriptions.

Effective December 7, 2009, the Board of Directors of the Company authorized the issuance of an aggregate of 14,801,562 shares of the Company’s Common Stock in settlement of a total of $1,776,186 at $0.16 per share. In connection with the conversion of the promissory note, we recognized a beneficial conversion feature of $592,062 which was charged to Additional Paid in Capital. (refer to Note 6).

On February 1, 2010, a majority of the Board of Directors approved by way of a stock dividend to undertake a reverse stock split of the common stock of the Company on a 1 new shares for 4 old share basis, effectuated on June 18, 2010, decreasing outstanding shares from 104,743,062 to 26,185,778.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

NOTE 5 – STOCK OPTION PLAN

On May 9, 2007, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 1,250,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine. On May 9, 2007, the Board of Directors of the Company ratified and approved under the Company’s existing Stock Option Plan the issuance of 375,000 shares for ten years at $4.00 per share.

On May 9, 2007, the Company granted 375,000 stock options to officers, directors and consultants of the Company at $4.00 per share.  The term of these options are ten years.  The total fair value of these options at the date of grant was $965,671, and was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 4.49%, a dividend yield of 0% and expected volatility of 164% and was recorded as a stock based compensation expense in the year ended May 31, 2007.

On April 28, 2008, the Company granted 87,500 stock options to a director of the Company at $4.80 per share.  The term of these options are ten years.  The total fair value of these options at the date of grant was $388,500 and was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 3.86%, a dividend yield of 0% and expected volatility of 126% and has been recorded as a stock based compensation expense in the year ended May 31, 2008.

A summary of the Company’s stock options as of May 31, 2010, and changes during the year then ended is presented below:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining Contractual life (in years)

Outstanding at May 31, 2008	462,500	$4.15	9.12
Granted during the year	-	-	-
Exercised during the year	-	-	-

Outstanding at May 31, 2009	462,500	4.15	8.12
Granted during the period	-	-	-
Exercised during the period	-	-	-

Outstanding at May 31, 2010	462,500	$4.15	7.12

NOTE 6 – SHAREHOLDER’S LOAN

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

Effective December 7, 2009, the Board of Directors of the Company authorized the settlement of the remaining outstanding advances and accrued interest aggregating to $1,776,186.  This Debt was evidenced by a demand convertible promissory note dated December 1, 2009 in the principal of $1,776,186 issued to the above shareholder.  In accordance with the terms and provisions of the Promissory Note, in the event the Company is unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company’s restricted common stock at $0.16 per share. Subsequently the shareholder assigned a proportionate right of its title and interest in and to the debt and the convertible promissory note to certain Assignees.  On December 7, 2009, the Company received notices of conversion from the respective Assignees, pursuant to which the Board

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

NOTE 6 – SHAREHOLDER’S LOAN (continued)

of Directors of the Company authorized the issuance of an aggregate of 14,801,562 shares of the Company’s Common Stock proportionately to the Assignees in settlement of the $1,776,186 at the rate of $0.16 per share. In connection with the Convertible Promissory Note, the Company recognized a beneficial conversion feature of $592,062 which was charged to Additional Paid in Capital.

NOTE 7 – INCOME TAXES

The Company has adopted the FASB ASC 740-10 for reporting purposes. As of May 31, 2010 and May 31, 2009, the Company had net operating loss carry forwards of approximately $6,210,000 and $5,480,000 respectively that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The applicable federal and state statutory tax rates used in determining the Company’s income tax provisions deferred tax asset are as follows:

	2010	2009

Federal income tax provision at statutory rate	35.0%	35.0%
States income tax provision at statutory rates, net of federal income tax effect	0.0%	0.0%

Total income tax provision	35.0%	35.0%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes.  The components of these differences are as follows:

	2010	2009

Federal net operating loss	$(1,327,789)	$(692,865)
Corporate tax rate	35%	35%

Expected tax recovery (expense)	464,726	242,503

Less:
Non-deductible interest related to note conversion	(207,222)	-
Change in valuation allowance	(257,504)	(242,503)

Future income tax provision	$-	$-

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

NOTE 7 – INCOME TAXES (continued)

The Company’s deferred tax assets are as follows:

	2010	2009

Deferred tax assets
Net operating loss carry forwards	$2,174,332	$1,916,828

Total deferred tax assets	2,174,332	1,916,828
Valuation allowance	(2,174,332)	(1,916,828)

Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of May 31, 2010 and May 31, 2009 was $2,174,332 and $1,916,828, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of May 31, 2010 and May 31, 2009.

NOTE 8 – LEGAL PROCEEDINGS

On October 26, 2009, Stacey Kivel, former president of the Company filed a lawsuit of wrongful dismissal in the State of Nevada. During July 2007, we terminated the employment of Stacey Kivel, our then President, for cause. Subsequently, Ms. Kivel has made certain false allegations against us. Although we refute her allegations and believe termination was justified, it is possible that we may be exposed to a loss contingency, which there is no applicable evaluation of the likelihood of a favourable or unfavourable outcome of the lawsuit.

NOTE 9 – SUBSEQUENT EVENTS

On June 18, 2010, the Company completed a reverse stock split of common stock of the Company on a basis of 1 new share for 4 old shares. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the June 18, 2010, 1:4 to reverse split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On July 12, 2010, a total of 12,500 shares were returned to treasury and cancelled by the Company. (Note 3)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged DeJoya Griffith & Company, LLC ("DeJoya") as our principal independent registered public accounting firm effective November 23, 2007. The reports of DeJoya on our financial statements for each of the fiscal years ended May 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended May 31, 2010 and 2009, there were no disagreements between us and DeJoya, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DeJoya, would have caused DeJoya to make reference thereto in their reports on our audited financial statements.

In connection with our appointment of DeJoya as our principal registered accounting firm, we did not consult DeJoya on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

As of May 31, 2010, which is the end of the fiscal period covered by this Annual Report, our Chief Executive Officer and interim Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the fiscal period covered by this Annual Report, based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that we must disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of May 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This Annual Report does not include an attestation report of our registered public accounting firm De Joya Griffith & Company, LLC., Certified Public Accountants regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson and Mr. Angelo Viard, One of the two members of the audit committee is “independent” within the meaning of Rule 10A-3 under the Exchange Act.  The audit committee was organized on April 25, 2006 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended May 31, 2010. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC., Certified Public Accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-K for fiscal year ended May 31, 2010 filed with the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position with the Company
Marcus Johnson	61	President/Chief Executive Officer, interim Treasurer/Chief Financial Officer and a Director
Angelo Viard	34	Director

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

Marcus Johnson. Marcus Johnson has been our President/Chief Executive Officer/Principal Executive Officer and a director since March 2006 and our interim Treasurer/Chief Financial Officer since July 2010. For the past ten years, Mr. Johnson has been active in management in both the private and public sectors as a consultant to management with an emphasis on investor relations and awareness. Mr. Johnson is a professional architect. Mr. Johnson has been the professional architectural consultant of record on various commercial projects and retained as an expert for determining architectural management standards.

Angelo Viard. Angelo Viard has been a member of our Board of Directors since December 11, 2009. During the past ten years, Mr. Viard has been involved in providing companies with advisory services including, but not limited to, managerial, investment strategy, finance, information technology, compliance, accounting, business development, mergers and acquisitions, and capital fund raising in a wide range of industry sectors across the United States, South America and Europe. From approximately June 2007 through current date, Mr. Viard has been the president/chief executive officer of VCS Group, Inc. formerly known as “Viard Consulting Services”. His role as director of advisory services requires development of an advisory services sector. Mr. Viard’s functions include full budgeting responsibilities, management of budgets and planning, creation of policies and administrative procedures to restructure business processes, authoring multi-company employee manuals, design work order tracking and billing interface systems for accounting, and updating business plans, accounting structures and organizational changes to maximize business growth. From approximately August 2006 through June 2007, Mr. Viard was the IT operations manager for Bare Escentuals where he was responsible for developing and coordinating multiple related projects in alignment with strategic and tactical company goals, served as a primary customer advocate, planned and coordinated long term systems strategy, and managed the day to day operations of the IT department, including LAN/WAN architecture, telecommunications and hardware/software support and development. From approximately August 2005 through August 2006, Mr. Viard was a senior IT audit consultant for PricewaterhouseCoopers LLP where he was responsible for determining the audit documentation, strategy and plan. From approximately December 2004 through August 2005, Mr. Viard was the chief executive officer and founder of Technology Mondial Inc., which was a start-up company specializing in broadband wireless technology in Costa Rica and management and development of wireless connection planning for Latin America. Mr. Viard was also previously employed with OpenTV Inc, where he was manager of information system and technology, Thomas Weisel Partners LLC where he was an information technology brokerage services manager, BancBoston Robertson Stephens & Co. where he was a senior system engineer, and Environmental Chemical Corporation where he was a technical analyst.

Mr. Viard is also a member of the Board of Directors of Morgan Creek Energy Corp., and Mainland Resources Inc.  Both companies traded on the Over-the-Counter Bulletin Board. Mr. Viard holds a master in computer science, a BS in business management and administration, and an A/A in computer business administration and network.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2010.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

As of the date of this Annual Report, Messrs. Johnson and Viard have been appointed as members to our Audit Committee. One of the members is “independent” within the meaning of Rule 10A-3 under the Exchange Act. The Audit Committee operates under a written audit committee charter adopted by the Board of Directors on April 25, 2006.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marcus Johnson, President, CEO	2010/2009 2009/2008 2007/2008	$-0- -0- 60,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	--- --- ---	--- --- ---	$-0- -0- 86,500	$-0- -0- 146,500
Bruce Horton, prior CFO	2010/2009 2009/2008 2008/2007	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$ -0- -0- -0-	---- ---- ---	---- --- ---	-0- -0- -0-	$-0- -0- -0-

(1) This amount represents the fair value of these stock options at the date of grant which was estimated using the Black-Scholes option pricing model.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED MAY 31, 2009

There were no stock options granted to executive officers or directors during fiscal year ended May 31, 2010.

The following table sets forth information relating to compensation paid to our directors during fiscal year ended May 31, 2010:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marcus Johnson	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Angelo Viard	-0-	-0-	-0-	-0-	-0-	-0-	-0-
D. Bruce Horton, prior director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stephen Jewett, prior director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bertrand Taquet, prior director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 26,185,778 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares Owned(1)		Percentage of Class(1)

Directors and Officers:
Marcus Johnson 2533 N. Carson Street, Suite 125 Carson City, Nevada 89706	1,671,625	(2)	6.38%

Angelo Viard 2533 N. Carson Street, Suite 125 Carson City, Nevada 89706	-0-		-0-

All executive officers and directors as a group (2 persons)	1,671,625	(2)	6.38%

1.
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 26,185,778 shares issued and outstanding.

2.
This figure includes: (i) 1,646,625 shares of restricted common stock; and (ii) 25,000 stock options which are exercisable at $0.25 per share expiring May 9, 2017 to acquire 25,000 shares of common stock.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended May 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended May 31, 2010, we incurred approximately $32,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended May 31, 2010 and for the review of our financial statements for the quarters ended August 31, 2009, November 30, 2009 and February 28, 2010.

During fiscal year ended May 31, 2009, we incurred approximately $40,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended May 31, 2009 and for the review of our financial statements for the quarters ended August 31, 2008, November 30, 2008 and February 28, 2009.

During fiscal year ended May 31, 2010, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.1.1	Certificate of Change (13)
3.2	Bylaws(1)
3.2.1	Amended Bylaws (2)
10.1	2007 Stock Incentive Plan of Geneva Resources, Inc.
10.2	Letter Agreement with Altantic Ltd. (1)
10.3	Mineral Property Option Agreement between War Eagle Mining Company Inc. and Revelstoke Industries Inc. dated October 20, 2006 (5)
10.4	Sanu Juan Property Option Agreement between Petaquilla Minerals Ltd. and Revelstoke Industries Inc. dated November 16, 2006 (6)
10.5	Letter of Intent between Geneva Gold Corporation and St. Elias Mines Ltd. dated January 22, 2007 (7)
10.6	Vilcoro Property Option Agreement between ST. Elias Mines Ltd. and Geneva Gold Corporation dated January 22, 2007 (8)
10.6	Property Financing and Operating Agreement between Allied Minerals and Geneva Resources Inc. dated April 24, 2007 (9)
10.7	Executive Services Agreement between Geneva Resources Inc. and Stacey Kivel dated May 24, 2007 (10)
10.8	Mutual Release between Geneva Resources Inc. and St. Elias Mines Ltd. (14)
16.1	Letter from Independent Registered Public Accounting Firm from MacKay LLP (3)
23.1	Independent Registered Public Accounting Filing Consent from MacKay LLP (4)
99.1	Press Release from Geneva Resources Inc. dated June 18, 2007 (11)
99.2	Press Release from Geneva Resources Inc. dated July 18, 2007 (12)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbane-Oxley Act.

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
(13)  Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 18, 2010 and incorporated herein by this reference
(14)  Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on May 19, 2010 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEVA RESOURCES, INC.

Dated: September 10, 2010	By:	/s/ MARCUS JOHNSON
Marcus Johnson, President/Chief
Executive Officer

Dated: September 10, 2010	By:	/s/ MARCUS JOHNSON
Marcus Johnson, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 10, 2010	By:	/s/ MARCUS JOHNSON
Director

Dated: September 10, 2010	By:	/s/ ANGELO VIARD
Director