Form 10-Q
period 2010-08-31
Geneva Resources, Inc.
filed 2010-10-20
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended August 31, 2010

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.
N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:	Outstanding as of October 15, 2010
Class
Common Stock, $0.001 par value	26,173,278 *

*Decreased for reverse stock split of one share for each four shares issued and outstanding effected on the market as of June 18, 2010.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

GENEVA RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENEVA RESOURCES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2010
(Unaudited)

GENEVA RESOURCES, INC.
(An Exploration Stage Company)

BALANCE SHEETS

	August 31, 2010	May 31, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$397	$2,141

TOTAL CURRENT ASSETS	397	2,141

TOTAL ASSETS	$397	$2,141
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$440,349	$378,087

TOTAL CURRENT LIABILITIES	440,349	378,087

TOTAL LIABILITIES	440,349	378,087

GOING CONCERN CONTINGENCY AND COMMITMENTS (Notes 1 and 7 )

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4)
Authorized
50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
26,173,278 shares of common stock (May 31, 2010 –26,185,778)	26,173	26,186
Additional paid-in capital	7,754,491	7,756,478
Deficit accumulated during the exploration stage	(8,220,616)	(8,158,610)

TOTAL STOCKHOLDERS’ DEFICIT	(439,952)	(375,946)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$397	$2,141

The accompanying notes are an integral part of these financial statements.

GENEVA RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended August 31, 2010	Three months ended August 31, 2009	Inception (April 5, 2004) August 31, 2010

REVENUE	$-	$-	$46,974

DIRECT COSTS	-	-	56,481

GROSS MARGIN (LOSS)	-	-	(9,507)

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	3,201	1,828	166,730
Consulting fees	15,000	5,000	754,984
Marketing expenses	-	-	894,738
Management fees	-	-	1,241,406
Mineral property expenditures (recovery) (Note 3)	-	-	8,258,312
Professional fees	5,805	12,902	1,163,215

TOTAL GENERAL & ADMINISTRATION EXPENSES	(24,006)	(19,730)	(12,479,385)

NET OPERATING LOSS	(24,006)	(19,730)	(12,488,892)

OTHER INCOME (EXPENSES)
Gain on extinguishment of accrued liability	-	-	30,000
Loss on option deposit	-	-	(170,474)
Net gain on settlements	-	-	5,590,784
Loss on disposal of available for sale securities	-	-	(215,190)
Legal settlements	(38,000)	-	(38,000)
Beneficial conversion feature	-	-	(592,062)
Interest expense	-	(43,820)	(336,782)

TOTAL OTHER INCOME (EXPENSE)	(38,000)	(43,820)	4,268,276

NET LOSS	(62,006)	(63,550)	(8,220,616)

COMPREHENSIVE LOSS
Change in market value of securities	-	(10,000)	(215,190)
Loss realized on disposal of securities	-	-	215,190

COMPREHENSIVE LOSS	$(62,006)	$(73,550)	$(8,220,616)
LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.01)
COMPREHENSIVE LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	26,176,403	9,634,215

The accompanying notes are an integral part of these financial statements.

GENEVA RESOURCES, INC.
(An exploration stage company)

STATEMENTS OF CASH FLOWS

	Three months ended August 31, 2010	Three months ended August 31, 2009	Inception (April 5, 2004) to August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(62,006)	$(63,550)	$(8,220,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash mineral property expenditures (recoveries)	-	-	7,580,010
Non-cash legal settlements	38,000		38,000
Non-cash net gain on settlement	-	-	(5,490,784)
Non-cash disposal of available for sale securities	-	-	215,190
Non-cash gain on extinguishment of accrued liability	-	-	(30,000)
Stock-based compensation	-	-	1,354,171
Non-cash interest related to beneficial conversion feature	-	-	592,062
Changes in operating assets and liabilities:
Increase in deposits	-	-	(100,010)
Accrued interest on shareholder’s loan	-	43,820	336,782
Due to related parties	-	-	116,500
Accounts payable and accrued liabilities	22,262	18,449	1,190,711

NET CASH USED IN OPERATING ACTIVITIES	(1,744)	(1,281)	(2,417,984)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of available for sale securities	-	-	54,810

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	54,810

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	-	924,167
Proceeds from shareholder advances	-	-	1,764,404
Repayment of shareholder advances	-	-	(325,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	2,363,571

NET INCREASE (DECREASE) IN CASH	(1,744)	(1,281)	397

CASH, BEGINNING	2,141	2,075	-

CASH, ENDING	$397	$794	$397

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Shares issued for settlement of liability	$-	$-	$2,872,264

Shares issued as deposit on option to purchase in mineral properties	$-	$-	$65,000

The accompanying notes are an integral part of these financial statements.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 5, 2004.  The Company was initially formed to engage in the business of reclaiming and stabilizing land in preparation for construction in the United States of America. On November 27, 2006, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Revelstoke Industries, Inc.) would merge with its wholly-owned subsidiary, Geneva Gold Corp. This merger became effective as of December 1, 2006 and the Company changed its name to Geneva Gold Corp. On March 1, 2007, the Company (Geneva Gold Corp.) merged with its wholly-owned subsidiary, Geneva Resources, Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. This merger became effective March 1, 2007 and the Company changed its name to Geneva Resources, Inc.  The Company is an exploration stage enterprise, as defined in FASB ASC 915 “Development Stage Entities.”

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

Going concern
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $8,220,616.  As at August 31, 2010, the Company has a working capital deficit of $439,952.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

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
AUGUST 31, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property Expenditures
The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930-805, “Extractive Activities-Mining,” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

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

Asset Retirement Obligations
In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonable estimated. No ARO’s associated with legal obligations to retire mineral properties have been recognized, as indeterminate settlement dates for the asset retirements prevent estimation of the fair value of the associated ARO. The Company performs periodic reviews of its mineral properties long-lived assets for any changes in facts and circumstances that might require recognition of a retirement obligation.

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  At August 31, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010 (unaudited)

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

As of August 31, 2010, the Company has no shares classified as available for sale securities.  During the year ended May 31, 2010 the Company sold all of the shares previously classified as available for sale for net proceeds to the Company of $54,810 and realized a loss of $215,190.

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

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters,” foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.  At August 31, 2010, the Company has not recorded any translation adjustments into stockholders’ equity.

Stock-based Compensation
On June 1, 2006, the Company adopted FASB ASC 718-10, “Compensation-Stock Compensation,” under this method, compensation cost recognized for the year ended May 31, 2007 included: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10.  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with the conclusions reached by the FASB ASC 505-50.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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
AUGUST 31, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements
In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows.

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
2.
The second payment of $100,000 in cash and issuance of12,500 shares of the Company’s common stock are due on or before the twelve month anniversary of the signing of the Property Option Agreement (paid and issued).

3.	The third payment of $200,000 in cash is due on or before the twenty fourth month anniversary of the signing of the Property Option Agreement.

The Company is also required to incur costs totaling $2,500,000 as follows:

1.
expenditures of $500,000 are to be incurred on or before the twelve month anniversary (subsequently indefinitely extended as described above) of the signing of the Property Option Agreement. ($551,000 was incurred from the inception of the agreement through May 31, 2009;

2.
expenditures of $750,000 are to be incurred on or before the twenty-fourth-month anniversary (subsequently indefinitely extended as described above) of the signing of the Property Option Agreement; and

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010 (unaudited)

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

a) Vilcoro Gold Property (continued)

3.	expenditures of $1,250,000 are to be incurred on or before the thirty-sixth-month anniversary (subsequently indefinitely extended as described above) of the signing of the Property Option Agreement.

Also under the terms of the Property Option Agreement, St. Elias will be the operator of the properties and will receive an 8% operator fee on all exploration expenditures.  Once the Company exercises the Option defined above, the Company agrees to pay 100% of all ongoing exploration, development and production costs until commercial production and the Company has the right to receive 100% of any cash flow from commercial production of the properties until it has recouped its production costs, after which the cash flow will be allocated 66% to the Company and 34% to St. Elias.

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

A statement of Defense was filed by St. Elias and John Brophy on December 23, 2008, denying the majority of the allegations made by the Company. In addition St. Elias and John Brophy also filed a counter claim against the Company for abuse of process and punitive damages.

On May 5, 2010, the Company entered into a mutual release with St. Elias pursuant to which St. Elias and the Company agreed to release one another from all causes of action, claims and demands of any nature of kind whatsoever arising out of or in any way related to any of the subject matter of the Statement of Claim. As part of the mutual release St. Elias agreed to return the 12,500 shares of common stock previously issued to the Company.  The shares of the Company’s common stock were returned to treasury and cancelled on July 21, 2010.  Accordingly, during the year ended May 31, 2010, the related acquisition costs totaling $165,010 were written off to loss on option deposit. On July 12, 2010, the 12,500 shares were returned to treasury with an estimated fair value of $2,000 which was recorded as legal settlement during the period.

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

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010 (unaudited)

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

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

(c) Amelia and San Martin Concessions
On November 20, 2009, the Company entered into a Letter Agreement with Glenn Patrick Schmitz (“Optionor”) in connection with the proposed acquisition of an 80% interest in 39 mineral concessions located near Domyeko in Chile. The parties agreed to complete their due diligence and the execution of a Formal Agreement within 60 days of the execution of the Letter Agreement. The material terms and conditions (based on successful due diligence as defined) set out in the term sheet are as follows:

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 50,000,000 common shares with a par value of $0.001 per share. On January 12, 2007, shareholders consented to increase the authorized share capital of the Company from 50,000,000 shares of common stock to 200,000,000 (pre-split) shares of common stock with the same par value of $0.001 per share.

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

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010 (unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

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

Effective December 7, 2009, the Board of Directors of the Company authorized the issuance of an aggregate of 14,801,562 shares of the Company’s Common Stock in settlement of a total of $1,776,186 at $0.16 per share. In connection with the conversion of the promissory note, we recognized a beneficial conversion feature of $592,062 which was charged to Additional Paid-in Capital. (refer to Note 6).

On February 1, 2010, a majority of the Board of Directors approved by way of a stock dividend to undertake a reverse stock split of the common stock of the Company on a 1 new shares for 4 old share basis, effectuated on June 18, 2010, decreasing outstanding shares from 104,743,062 to 26,185,778.

On July 12, 2010, the Company returned to treasury the 12,500 common shares with an estimated fair value of $2,000 in connection with the settlement with St. Elias (Refer to Note 3a).

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010 (unaudited)

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

On May 9, 2007, the Company granted 375,000 stock options to officers, directors and consultants of the Company at $4.00 per share.  The term of these options are ten years.  The total fair value of these options at the date of grant was $965,671, and was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 4.49%, a dividend yield of 0% and expected volatility of 164% and was recorded as stock based compensation expense during the year ended May 31, 2007.

On April 28, 2008, the Company granted 87,500 stock options to a director of the Company at $4.80 per share.  The term of these options are ten years.  The total fair value of these options at the date of grant was $388,500 and was estimated using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 3.86%, a dividend yield of 0% and expected volatility of 126% and was recorded as a stock based compensation expense during the year ended May 31, 2008.

A summary of the Company’s stock options as of August 31, 2010, and changes during the period then ended is presented below:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining Contractual life (in years)

Outstanding at May 31, 2009	462,500	$4.15	8.12
Granted during the year	-	-	-
Exercised during the year	-	-	-

Outstanding at May 31, 2010	462,500	4.15	7.12
Granted during the period	-	-	-
Exercised during the period	-	-	-

Outstanding at August 31, 2010	462,500	$4.15	6.87

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010 (unaudited)

NOTE 6 – SHAREHOLDER’S LOAN

On November 14, 2006, a significant shareholder of the Company advanced $100,000 on behalf of the Company regarding a previous property option agreement.  Additional advances of $303,500, $795,000 and $540,000 were received during the years ended May 31, 2007, 2008 and 2009, respectively under the same terms and conditions.  During the period ended December 1, 2009, an additional $25,902 was advanced by the same shareholder and $325,000 of accrued interest was repaid leaving an amount owing as of December 1, 2009 of $1,776,186 (May 31, 2009 - $1,987,899).  These amounts were unsecured, bear interest at 10% per annum, and have no set terms for repayment.

Effective December 7, 2009, the Board of Directors of the Company authorized the settlement of the remaining outstanding advances and accrued interest aggregating to $1,776,186.  This Debt was evidenced by a demand convertible promissory note dated December 1, 2009 in the principal amount of $1,776,186 issued to the above significant shareholder.  In accordance with the terms and provisions of the Promissory Note, in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company’s restricted common stock at $0.16 per share. Subsequently the shareholder assigned a proportionate right of its title and interest in and to the debt and the convertible promissory note to certain Assignees.  On December 7, 2009, the Company received notices of conversion from the respective Assignees, pursuant to which the Board of Directors of the Company authorized the issuance of an aggregate of 14,801,562 shares of the Company’s Common Stock proportionately to the Assignees in settlement of the $1,776,186 at the rate of $0.16 per share. In connection with the Convertible Promissory Note, the Company recognized a beneficial conversion feature of $592,062 which was charged to Additional Paid-in Capital. As of August 31, 2010 and May 31, 2010, there was $0 due to shareholders.

NOTE 7 – LEGAL PROCEEDINGS

On October 26, 2009, Stacey Kivel, former president of the Company filed a lawsuit of wrongful dismissal in the State of Nevada. During July 2007, we terminated the employment of Stacey Kivel, our then President, for cause. Subsequently, Ms. Kivel has made certain false allegations against us. On October 13, 2010 all parties agreed to a settlement to which the Company agreed to pay Ms. Kivel, $40,000.

On May 5, 2010, we entered into that certain mutual release with St. Elias (the “Mutual Release”) pursuant to which we and St. Elias agreed to release one another from all causes of action, claims and demands of any nature or kind whatsoever arising out of or in any way related to any of the subject matter of the Statement of Claim. On July 12, 2010, the 12,500 common stock shares were returned treasury with an estimated fair value of $2,000, thus reducing our total issued and outstanding to 26,173,278 shares of common stock

FORWARD LOOKING STATEMENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Geneva Resources, Inc. was incorporated under the laws of the State of Nevada on April 5, 2004 under the name “Revelstoke Industries, Inc.” for the purpose of reclaiming and stabilizing land in preparation for construction in Canada. Effective November 27, 2006, we changed our name to “Geneva Gold Corp.” Subsequently, effective March 1, 2007, we changed our name to “Geneva Resources, Inc.”.

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

In accordance with the terms and provisions of the Vilcoro Option Agreement, we were further required to: (i) issue to St. Elias 12,500 shares of our restricted common stock on or before the 12-month anniversary of execution of the Vilcoro Option Agreement (which as of the date of this Quarterly Report have been issued); and (ii) incur costs totaling $2,5000,000 as follows: (a) expenditures of $500,000 were to be incurred on or before the 12-month anniversary of execution of the Vilcoro Option Agreement of which $551,000 had been advanced from inception of the agreement until the date of this Quarterly Report (which date was subsequently extended indefinitely based on the June 2008 Extension Agreement); (b) second expenditure of $750,000 was to be incurred on or before the 24-month anniversary extended of execution of the Vilcoro Option Agreement; and (iii) third expenditure of $1,250,000 was to be incurred on or before the 36-month anniversary extended of execution of the Vilcoro Option Agreement.

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

On May 5, 2010, we entered into a mutual release with St. Elias (the “Mutual Release”) pursuant to which we and St. Elias agreed to release one another from all causes of action, claims and demands of any nature or kind whatsoever arising out of or in any way related to any of the subject matter of the Statement of Claim. On July 12, 2010, the 12,500 common stock shares issued to Elias previously were returned to treasury.

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

Our ability to continue to complete planned exploration activities and expand acquisitions and explore mining opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained, however, there can be no assurance that further sources of debt or equity will be available or on acceptable terms.

RESULTS OF OPERATION

Three Month Period Ended August 31, 2010 Compared to Three Month Period Ended August 31, 2009.

The summarized financial data set forth in the tables below and discussed in this section should be read in conjunction with our financial statements and related notes for the three month periods ended August 31, 2010 and August 31, 2009, which financial statements are included elsewhere in this Quarterly Report.

	Three Month Period Ended August 31, 2010	Three Month Period Ended August 31, 2009	Inception (April 5, 2004) to August 31, 2010
Revenue	-0-	-0-	$46,974
Direct Costs	-0-	-0-	56,481
Gross Margin (Loss)	-0-	-0-	(9,507)
General and Administrative Expenses
Office and general	3,201	1,828	166,730
Consulting fees	15,000	5,000	754,984
Marketing expenses	-0-	-0-	894,738
Management fees	-0-	-0-	1,241,406
Mineral property expenditures	-0-	-0-	8,258,312
Professional fees	5,805	12,902	1,163,215
Net Operating Loss	$(24,006)	$(19,730)	$(12,488,892)
Other Income(Expense)
Gain on extinguishment of accrued liabilities	-0-	-0-	30,000
Legal settlements	(38,000)	-0-	(38,000)
Loss on option deposit	-0-	-0-	(170,474)
Loss on disposal of available for sale securities	-0-	-0-	(215,190)
Interest expense	-0-	(43,820)	(336,782)
Beneficial conversion feature	-0-	-0-	(592,062)
Net gain on settlements	-0-	-0-	5,590,784
Total Other Income(Expense)	(38,000)	(43,820)	4,268,276
Net Loss	$(62,006)	$(63,550)	$(8,220,616)
Change in market value of available for sale securities	-0-	(10,000)	$(215,190)
Loss realized on disposal of securities	-0-	-0-	215,190
Comprehensive Loss	$(62,006)	$(73,550)	(8,220,616)

Our comprehensive loss during the three month period ended August 31, 2010 was $62,006 compared to a comprehensive loss during the three month period ended August 31, 2009 of $73,550 (a decrease in comprehensive loss of $11,544). During the three month periods ended August 31, 2010 and August 31, 2009, respectively, we did not generate any revenue.

During the three month period ended August 31, 2010, we incurred general and administrative expenses in the aggregate amount of $24,006 compared to $19,730 incurred during the three month period ended August 31, 2009 (an increase of $4,276). General and administrative expenses incurred during the three month period ended August 31, 2010 consisted of: (i) office and general of $3,201 (2009: $1,828); (ii) consulting fees of $15,000 (2009: $5,000); and (iii) professional fees of $5,805 (2009: $12,902). The increase in general and administrative expenses incurred during the three month period ended August 31, 2010 compared to the three month period ended August 31, 2009 resulted primarily from an increase in consulting fees of $10,000. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

As a result of the above a net operating loss of $24,006 was recorded during the three month period ended August 31, 2010 compared to a net operating loss of $19,730 recorded during the three month period ended August 31, 2009.

During the three month period ended August 31, 2010, we recorded total other expense in the amount of $38,000, which represents the net legal settlements, entered into during the period. compared to total other expense recorded during the three month period ended August 31, 2009 in the amount of $43,820, which represented interest expense.

During the three month period ended August 31, 2010, we also recorded comprehensive loss of $nil compared to the three month period ended August 31, 2009 of a comprehensive loss recorded of $10,000 relating to the change in market value of the Petaquilla securities.

This resulted in comprehensive loss for the three month period ended August 31, 2010 of $62,006 compared to comprehensive loss for the three month period ended August 31, 2009 of  $73,550. The decrease in comprehensive loss during the three month period ended August 31, 2010 compared to the three month period ended August 31, 2009 is attributable primarily to the recording of $43,820 in interest expense and $10,000 in change in market value of securities during the three month period ended August 31, 2009.

The weighted average number of shares outstanding was 26,176,403 at August 31, 2010 compared to 9,634,215 at August 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended August 31, 2010

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At August 31, 2010, our current assets were $397 and our current liabilities were $440,349, resulting in a working capital deficit of ($439,952). At August 31, 2010, our total assets were $397 compared to total assets of $2,141 as of May 31, 2010. Total assets at August 31, 2010 consisted of $397 in cash. At August 31, 2010, our current liabilities were $440,349 compared to current liabilities of $378,087 as of May 31, 2010. Our current liabilities consisted of $440,349 in accounts payable and accrued liabilities. The slight increase in current liabilities was primarily due to the increase in shareholder’s loan and accrued interest.

Stockholders’ deficit increased from $375,946 as of May 31, 2010 to $439,952 as of August 31, 2010.

We have not generated positive cash flows from operating activities. For the three month period ended August 31, 2010, net cash flow used in operating activities was $1,744 compared to net cash flow used in operating activities of $1,281 for the three month period ended August 31, 2009. Net cash flow used in operating activities during the three month period ended August 31, 2010 consisted primarily of a net loss of ($62,006) adjusted by $38,000 for the legal settlements pertaining to the return of the 12,500 shares of common stock by St. Elias and Ms. Kivel’s settlement. Net cash flow used in operating activities was further changed by an increase of $22,262 in accounts payable and accrued liabilities.

During the three month periods ended August 31, 2010 and August 31, 2009, net cash flow provided from investing activities was $-0-.

During the three month periods ended August 31, 2010 and August 31, 2009, net cash flow provided from financing activities was $-0-.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report and other than as disclosed below, we do not have any material commitments for fiscal year 2010.

Shareholder Loan

On November 14, 2006, one of our shareholders advanced to us an aggregate of $100,000 regarding the Petaquilla Option Agreement. Additional advances of $303,500, $795,000 and $540,000 were received during fiscal years ended May 31, 2007, May 31, 2008 and May 31, 2009, respectively, under the same terms and conditions. Total accrued interest of $249,400 as of May 31, 2009 was recorded. During the current period to December 31, 2009, an additional $25,902 was advanced by the same shareholder, and a total of $87,384 of accrued interest was recorded. A total of $325,000 of accrued interest was repaid leaving an amount due and owing as of December 1, 2009 of $1,776,186.

Effective December 7, 2009, our Board of Directors authorized the settlement of the $1,776,186.  This debt was evidenced by a demand convertible promissory note dated December 1, 2009 in the principal of $1,776,186 issued to the above shareholder.  In accordance with the terms and provisions of the promissory note, in the event we were unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of our restricted common stock at $0.16 per share. Subsequently the shareholder assigned a proportionate right of its title and interest in and to the debt and the convertible promissory note to certain assignees.  On December 7, 2009, we received notices of conversion from the respective assignees, pursuant to which our Board of Directors authorized the issuance of an aggregate of 14,801,562 shares of our common stock proportionately to the Assignees in settlement of the $1,776,186 at the rate of $0.16 per share. In connection with the conversion of the promissory note, we recognized a beneficial conversion feature of $592,062 which was charged to Additional Paid-in Capital.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the three month period ended August 31, 2010, which is the end of the quarterly period covered by this Quarterly Report, our Chief Executive Officer and interim Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the quarterly period covered by this Quarterly Report, based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that we must disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of August 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our independent registered public accounting firm De Joya Griffith & Company, LLC., regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during this quarterly period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The audit committee has reviewed and discussed with management our reviewed financial statements as of and for the three month period ended August 31, 2010. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC., required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the reviewed financial statements referred to above be included in our Quarterly Report on Form 10-Q for the three month period ended August 31, 2010 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 26, 2009, Stacey Kivel, former president of the Company filed a lawsuit of wrongful dismissal in the State of Nevada. During July 2007, we terminated the employment of Stacey Kivel, our then President, for cause. Subsequently, Ms. Kivel has made certain false allegations against us. Although we refute her allegations and believe termination was justified, it is possible that we may be exposed to a loss contingency, which cannot be reasonably estimated at this time. On October 13, 2010 all parties agreed to a settlement to which the Company agreed to pay Ms. Kivel, $40,000.

MUTUAL RELEASE

On May 5, 2010, we entered into that certain mutual release with St. Elias (the “Mutual Release”) and all related parties pursuant to which we and St. Elias agreed to release one another from all causes of action, claims and demands of any nature or kind whatsoever arising out of or in any way related to any of the subject matter of the Statement of Claim. On July 12, 2010, the 12,500 common stock shares were returned treasury thus reducing our total issued and outstanding to 26,173,278 shares of common stock

Our shares of common stock are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. We, therefore, file annual and other reports with the Securities and Exchange Commission. On November 29, 2007, we received a cease trade order (the “Cease Trade Order”) from the British Columbia Securities Commission (the “BCSC”), which is limited to the Province of British Columbia, for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) respecting certain previous disclosure regarding certain of our material property interests. The Cease Trade Order was originally issued as a result of the BCSC having reviewed the technical and scientific disclosure issued by us relating to our mineral exploration properties and having determined that the disclosure made by us required us to draft and file with the BCSC a National Instrument 43-101 technical report on our then Nigerian property. As a consequence of the Cease Trade Order, we engaged legal counsel in connection with this matter in order to determine the exact manner in which we would be able to satisfy the requirements of NI 43-101, as required by the parameters as set forth for foreign issuers under Canadian National Instrument 71-102 Continuous Disclosure and Other Exemptions relating to Foreign Issuers.

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

GENEVA RESOURCES, INC.

Dated: October 18, 2010	By:	/s/ MARCUS JOHNSON
Marcus Johnson, President/Chief
Executive Officer

Dated: October 18, 2010	By:	/s/ MARCUS JOHNSON
Marcus Johnson, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 18, 2010	By:	/s/ MARCUS JOHNSON
Director

Dated: October 18, 2010	By:	/s/ ANGELO VIARD
Director