Form 10-Q
period 2010-11-30
Geneva Resources, Inc.
filed 2011-01-14
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended November 30, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __  to ___

Commission file number: 0-51583

GENEVA RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	98-0441019
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No.)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of January 12, 2011
Common Stock, $0.001 par value	26,173,278 *

*Decreased for reverse stock split of one share for each four shares issued and outstanding effected on the market as of June 18, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

GENEVA RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENEVA RESOURCES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

November 30, 2010

GENEVA RESOURCES, INC.
(An Exploration Stage Company)

BALANCE SHEETS

	November 30, 2010	May 31, 2010
	(unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$5,052	$2,141

TOTAL CURRENT ASSETS	5,052	2,141

TOTAL ASSETS	$5,052	$2,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$456,326	$378,087
TOTAL CURRENT LIABILITIES	456,326	378,087

Shareholders’ loan and accrued interest (Note 6)	70,371	-

TOTAL LIABILITIES	526,697	378,087

GOING CONCERN CONTINGENCY AND COMMITMENTS (Note 1)

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4)
Authorized
50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
26,173,278 shares of common stock (May 31, 2010 –26,185,778)	26,173	26,186
Additional paid-in capital	7,754,491	7,756,478
Deficit accumulated during the exploration stage	(8,302,309)	(8,158,610)

TOTAL STOCKHOLDERS’ DEFICIT	(521,645)	(375,946)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,052	$2,141

The accompanying notes are an integral part of these financial statements

GENEVA RESOURCES, INC.
(An Exploration stage company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended		From inception (April 5, 2004) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009	2010

REVENUE	$-	$-	$-	$-	$46,974

DIRECT COSTS	-	-	-	-	56,481

GROSS MARGIN (LOSS)	-	-	-	-	(9,507)

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	6,997	4,129	10,198	5,957	173,727
Consulting fees	27,000	16,300	42,000	21,300	781,984
Marketing expenses	-	-	-	-	894,738
Management fees	35,000	-	35,000	-	1,276,406
Mineral property expenditures (Note 3)	-	-	-	-	8,258,312
Professional fees	12,325	13,538	18,130	26,440	1,175,540

TOTAL GENERAL & ADMINISTRATION EXPENSES	(81,322)	(33,967)	(105,328)	(53,697)	(12,560,707)

NET OPERATING LOSS	(81,322)	(33,967)	(105,328)	(53,697)	(12,570,214)

OTHER INCOME (EXPENSE)
Gain on extinguishment of accrued liability	-	-	-	-	30,000
Loss on option deposit	-	-	-	-	(170,474)
Net gain on settlements	-	-	-	-	5,590,784
Loss on disposal of available for sale securities	-	-	-	-	(215,190)
Legal settlements	-	-	(38,000)	-	(38,000)
Beneficial conversion feature	-	-	-	-	(592,062)
Interest expense	(371)	(43,565)	(371)	(87,385)	(337,153)

TOTAL OTHER INCOME (EXPENSE)	(371)	(43,565)	(38,371)	(87,385)	4,267,905

NET LOSS	$(81,693)	$(77,532)	$(143,699)	$(141,082)	$(8,302,309)
LOSS PER COMMON SHARE BASIC	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	26,173,278	9,634,216	26,174,841	9,634,216

The accompanying notes are an integral part of these financial statements

GENEVA RESOURCES, INC.
(An exploration stage company)

STATEMENTS OF CASH FLOWS

	Three months ended November 30, 2010	Three months ended November 30, 2009	Inception (April 5, 2004) to November30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(143,699)	$(141,082)	$(8,302,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash mineral property expenditures (recoveries)	-	-	7,580,010
Non-cash legal settlements	(2,000)	-	(2,000)
Non-cash net gain on settlement	-	-	(5,490,784)
Non-cash disposal of available for sale securities	-	-	215,190
Non-cash gain on extinguishment of accrued liability	-	-	(30,000)
Stock-based compensation	-	-	1,354,171
Non-cash interest related to beneficial conversion feature	-	-	592,062
Changes in operating assets and liabilities:
Prepaid expenses	-	(183)	-
Increase in deposits	-	(5,000)	(100,010)
Accrued interest on shareholders’ loan	371	87,385	337,153
Due to related parties	-	-	116,500
Accounts payable and accrued liabilities	78,239	8,934	1,246,688

NET CASH USED IN OPERATING ACTIVITIES	(67,089)	(49,946)	(2,483,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of available for sale securities	-	-	54,810

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	54,810

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	350,000	924,167
Proceeds from shareholder loans	70,000	25,904	1,834,404
Repayment of shareholder advances	-	(325,000)	(325,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,000	50,904	2,433,571

NET INCREASE IN CASH	2,911	958	5,052

CASH, BEGINNING	2,141	2,075	-

CASH, ENDING	$5,052	$3,033	$5,052

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Shares issued for settlement of liability	$-	$-	$2,872,264

Shares issued as deposit on option to purchase mineral properties	$-	$-	$65,000

The accompanying notes are an integral part of these financial statements

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010 (unaudited)

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

Going concern
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $8,302,309.  As at November 30, 2010, the Company has a working capital deficit of $451,274.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Asset Retirement Obligations
In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. No ARO’s associated with legal obligations to retire oil and gas properties have been recognized, as indeterminate settlement dates for the asset retirements prevent estimation of the fair value of the associated ARO. The Company performs periodic reviews of its oil and gas properties long-lived assets for any changes in facts and circumstances that might require recognition of a retirement obligation.

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  At November 30, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010 (unaudited)

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

As of November 30, 2010, the Company has no shares classified as available for sale securities.  During the year ended May 31, 2010 the Company sold all of the shares previously classified as available for sale for net proceeds to the Company of $54,810 and realized a loss of $215,190.

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

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters,” foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.  At November 30, 2010, the Company has not recorded any translation adjustments into stockholders’ equity.

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

Fair Value of Financial Instruments
In accordance with the requirements of FASB ASC 820-10, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010 (unaudited)

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
2.
The second payment of $100,000 in cash and issuance of 12,500 shares of the Company’s common stock are due on or before the twelve month anniversary of the signing of the Property Option Agreement (paid and issued).

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
NOVEMBER 30, 2010 (unaudited)

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

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010 (unaudited)

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

(c) Amelia and San Martin Concessions (continued)
Based on the results of the due diligence, the Company has decided not to proceed with this proposed acquisition and made a request for a refund of the $5,000 deposit.  As of May 31, 2010, the $5,000 was written off to loss on option deposit based on uncertainty as to collection.

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

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010 (unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

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

A summary of the Company’s stock options as of November 30, 2010, and changes during the period then ended is presented below:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining Contractual life (in years)

Outstanding at May 31, 2009	462,500	$4.15	8.12
Granted during the year	-	-	-
Exercised during the year	-	-	-

Outstanding at May 31, 2010	462,500	4.15	7.12
Granted during the period	-	-	-
Exercised during the period	-	-	-

Outstanding at November 30, 2010	462,500	$4.15	6.62

GENEVA RESOURCES, INC.
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010 (unaudited)

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

During the period ended November 30, 2010 two shareholders advanced the Company $70,000.  These amounts were unsecured, bear interest at 5% per annum and have a two year repayment term.  Interest and principal are due at the end of the term of the loan. As of November 30, 2010, there was $70,371 in principal and accrued interest due to shareholders.

NOTE 7 – LEGAL PROCEEDINGS

On October 26, 2009, Stacey Kivel, former president of the Company filed a lawsuit of wrongful dismissal in the State of Nevada. During July 2007, we terminated the employment of Stacey Kivel, our then President, for cause. Subsequently, Ms. Kivel has made certain false allegations against us. We refute her allegations and believe termination was justified. On October 13, 2010 all parties agreed to a settlement to which the Company agreed to pay Ms. Kivel, $40,000 (paid on October 27, 2010).

On May 5, 2010, we entered into that certain mutual release with St. Elias (the “Mutual Release”) pursuant to which we and St. Elias agreed to release one another from all causes of action, claims and demands of any nature or kind whatsoever arising out of or in any way related to any of the subject matter of the Statement of Claim. On July 12, 2010, 12,500 common stock shares were returned treasury with an estimated fair value of $2,000, thus reducing our total issued and outstanding to 26,173,278 shares of common stock.

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

RESULTS OF OPERATION

Six Month Period Ended November 30, 2010 Compared to Six Month Period Ended November 30, 2009.

The summarized financial data set forth in the tables below and discussed in this section should be read in conjunction with our financial statements and related notes for the six month periods ended November 30, 2010 and November 30, 2009, which financial statements are included elsewhere in this Quarterly Report.

	Six Month Period Ended November 30, 2010	Six Month Period Ended November 30, 2009	Inception (April 5, 2004) to November 30, 2010
Revenue	-0-	-0-	$46,974
Direct Costs	-0-	-0-	56,481
Gross Margin (Loss)	-0-	-0-	(9,507)
General and Administrative Expenses
Office and general	10,198	5,957	173,727
Consulting fees	42,000	21,300	781,984
Marketing expenses	-0-	-0-	894,738
Management fees	35,000	-0-	1,276,406
Mineral property expenditures	-0-	-0-	8,258,312
Professional fees	18,130	26,440	1,175,540
Net Operating Loss	$(105,328)	$(53,697)	$(12,570,214)
Other Income(Expense)
Gain on extinguishment of accrued liabilities	-0-	-0-	30,000
Legal settlements	(38,000)	-0-	(38,000)
Loss on option deposit	-0-	-0-	(170,474)
Loss on disposal of available for sale securities	-0-	-0-	(215,190)
Interest expense	(371)	(87,385)	(337,153)
Beneficial conversion feature	-0-	-0-	(592,062)
Net gain on settlements	-0-	-0-	5,590,784
Total Other Income(Expense)	(38,371)	(87,385)	4,267,905
Net Loss	$(143,699)	$(141,082)	$(8,302,309)

Our net loss during the six month period ended November 30, 2010 was $143,699 compared to a net loss during the six month period ended November 30, 2009 of $141,082  (an increase in net loss of $2,617). During the six month periods ended November 30, 2010 and November 30, 2009, respectively, we did not generate any revenue.

During the six month period ended November 30, 2010, we incurred general and administrative expenses in the aggregate amount of $105,328 compared to $53,697 incurred during the six month period ended November 30, 2009 (an increase of $51,631). General and administrative expenses incurred during the six month period ended November 30, 2010 consisted of: (i) office and general of $10,198 (2009: $5,957); (ii) consulting fees of $42,000 (2009: $21,300);  (iii) management fees of $35,000 (2009: $-0-); (iv) and  professional fees of $18,130 (2009: $26,440). The increase in general and administrative expenses incurred during the six month period ended November 30, 2010 compared to the six month period ended November 30, 2009 resulted primarily from an increase in consulting fees of $20,700 and management fees of $35,000. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, management fees and consulting costs.

The incurrence of general and administrative expenses resulted in a net operating loss of ($105,328) during the six month period ended November 30, 2010 compared to a net operating loss of ($53,697) during the six month period ended November 30, 2009. Net operating loss was further increased by the recording of interest expense of $371 (2009: $87,385) and an increase in legal settlements during the period of $38,000 (2009: $-0-).

During the six month period ended November 30, 2010, we recorded total other expense in the amount of $38,371, which represents interest expense and the net legal settlements entered into during the period compared to total other expense recorded during the six  month period ended November 30, 2009 in the amount of $87,385, which represented interest expense.

The weighted average number of shares outstanding was 26,174,841 at November 30, 2010 compared to 9,634,216 at November 30, 2009.

Three Month Period Ended November 30, 2010 Compared to Three Month Period Ended November 30, 2009.

Our net loss during the three month period ended November 30, 2010 was approximately ($81,693) compared to a net loss of ($77,532) for the three month period ended November 30, 2009 (an increase of $4,161).

During the three month period ended November 30, 2010 and November 30, 2009, respectively, we did not generate any revenue. During the three month period ended November 30, 2010, we incurred general and administrative expenses in the aggregate amount of $81,322 compared to $33,967 incurred during the three month period ended November 30, 2009 (an increase of $47,355). The operating expenses incurred during the three month period ended November 30, 2010 consisted of: (i) office and general of $6,997 (2009: $4,129); (ii) consulting fees of $27,000 (2000: $16,300); (iii) management fees of $35,000 (2009: $-0-); and (iv) professional fees of $12,325 (2009: $13,538). The increase in general and administrative expenses incurred during the three month period ended November 30, 2010 compared to the three month period ended November 30, 2009 resulted primarily from an increase in consulting fees and management fees based upon the increased activities in reviewing potential acquisition and development programs for the Company.

The incurrence of general and administrative expenses resulted in a net operating loss of ($81,322) during the three month period ended November 30, 2010 compared to a net operating loss of ($33,967) during the three month period ended November 30, 2009. Net loss was increased by the recording of interest expense of $371 (2009: $43,565).

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended November 30, 2010

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At November 30, 2010, our current assets were $5,052 and our current liabilities were $456,326, resulting in a working capital deficit of ($451,274). At November 30, 2010, our total assets were $5,052 compared to total assets of $2,141 as of May 31, 2010. Total assets at November 30, 2010 consisted of $5,052 in cash. At November 30, 2010, our current liabilities were $456,326 compared to current liabilities of $378,087 as of May 31, 2010. Our current liabilities consisted of $456,326 in accounts payable and accrued liabilities. The increase in current liabilities was primarily due to the increase in accounts payables.

Stockholders’ deficit increased from $375,946 as of May 31, 2010 to $521,645 as of November 30, 2010

We have not generated positive cash flows from operating activities. For the six month period ended November 30, 2010, net cash flow used in operating activities was $($67,089) compared to net cash flow used in operating activities of ($49,946) for the six  month period ended November 30, 2009. Net cash flow used in operating activities during the six month period ended November 30, 2010 consisted primarily of a net loss of ($143,699) adjusted by $38,000 for the legal settlements pertaining to the return of the 12,500 shares of common stock by St. Elias and Ms. Kivel’s settlement. Net cash flow used in operating activities was further changed by an increase of $371 in accrued interest on shareholders’ loans and $38,239 in accounts payable and accrued liabilities.

During the six month periods ended November 30, 2010 and November 30, 2009, net cash flow provided from investing activities was $-0-.

During the six month periods ended November 30, 2010 and November 30, 2009, net cash flow provided from financing activities was $70,000 and $50,904, respectively.

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

Effective December 7, 2009, our Board of Directors authorized the settlement of the $1,776,186 dbet.  This debt was evidenced by a demand convertible promissory note dated December 1, 2009 in the principal of $1,776,186 issued to the above shareholder.  In accordance with the terms and provisions of the promissory note, in the event we were unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of our restricted common stock at $0.16 per share. Subsequently the shareholder assigned a proportionate right of its title and interest in and to the debt and the convertible promissory note to certain assignees.  On December 7, 2009, we received notices of conversion from the respective assignees, pursuant to which our Board of Directors authorized the issuance of an aggregate of 14,801,562 shares of our common stock proportionately to the Assignees in settlement of the $1,776,186 at the rate of $0.16 per share. In connection with the conversion of the promissory note, we recognized a beneficial conversion feature of $592,062 which was charged to Additional Paid-in Capital.

During the period ended November 30, 2010 two shareholders advanced the Company $70,000.  These amounts were unsecured, bear interest at 5% per annum and have a two year repayment term.  Interest and principal are due at the end of the term of the loan. As of November 30, 2010, there was $70,371 in principal and accrued interest due to shareholders.

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

EXCHANGE RATE

Our reporting currency is United States Dollars (“USD”).  Since we acquire properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, any potential revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of acquisition of property.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the six month period ended November 30, 2010, which is the end of the quarterly period covered by this Quarterly Report, our Chief Executive Officer and interim Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the quarterly period covered by this Quarterly Report, based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that we must disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

The audit committee has reviewed and discussed with management our reviewed financial statements as of and for the six month period ended November 30, 2010. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC., required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the reviewed financial statements referred to above be included in our Quarterly Report on Form 10-Q for the six month period ended November 30, 2010 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 26, 2009, Stacey Kivel, former president of the Company filed a lawsuit of wrongful dismissal in the State of Nevada. During July 2007, we terminated the employment of Stacey Kivel, our then President, for cause. Subsequently, Ms. Kivel has made certain false allegations against us. We refute her allegations and believe termination was justified. On October 13, 2010 all parties agreed to a settlement to which the Company agreed to pay Ms. Kivel, $40,000 (paid October 27, 2010).

MUTUAL RELEASE

On May 5, 2010, we entered into that certain mutual release with St. Elias (the “Mutual Release”) and all related parties pursuant to which we and St. Elias agreed to release one another from all causes of action, claims and demands of any nature or kind whatsoever arising out of or in any way related to any of the subject matter of the Statement of Claim. On July 12, 2010, 12,500 common stock shares were returned treasury thus reducing our total issued and outstanding to 26,173,278 shares of common stock

Our shares of common stock are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. We, therefore, file annual and other reports with the Securities and Exchange Commission. On November 29, 2007, we received a cease trade order (the “Cease Trade Order”) from the British Columbia Securities Commission (the “BCSC”), which is limited to the Province of British Columbia, for not filing a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) respecting certain previous disclosure regarding certain of our material property interests. The Cease Trade Order was originally issued as a result of the BCSC having reviewed the technical and scientific disclosure issued by us relating to our mineral exploration properties and having determined that the disclosure made by us required us to draft and file with the BCSC a National Instrument 43-101 technical report on our then Nigerian property. As a consequence of the Cease Trade Order, we engaged legal counsel in connection with this matter in order to determine the exact manner in which we would be able to satisfy the requirements of NI 43-101, as required by the parameters as set forth for foreign issuers under Canadian National Instrument 71-102 Continuous Disclosure and Other Exemptions relating to Foreign Issuers.

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

No report required

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

GENEVA RESOURCES, INC.

Dated: January 14, 2011	By:	/s/ MARCUS JOHNSON
Marcus Johnson, President/Chief
Executive Officer

Dated: January 14, 2011	By:	/s/ MARCUS JOHNSON
Marcus Johnson, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 14, 2011	By:	/s/ MARCUS JOHNSON
Director

Dated: January 14, 2011	By:	/s/ ANGELO VIARD
Director