Form 10-Q
period 2011-02-28
Sono Resources, Inc.
filed 2011-04-14
CIK 1318196

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended February 28, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission file number: 0-51583

SONO RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	98-0441019
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:	Outstanding as of April 13, 2011
Class
Common Stock, $0.001 par value	26,173,278 *

*Decreased for reverse stock split of one share for each four shares issued and outstanding effected on the market as of June 18, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SONO RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

February 28, 2011

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An Exploration Stage Company)

BALANCE SHEETS

	February 28, 2011	May 31, 2010
	(unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$9,689	$2,141
TOTAL CURRENT ASSETS	9,689	2,141

Deposit	22,500	-

TOTAL ASSETS	$32,189	$2,141
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$509,255	$378,087
TOTAL CURRENT LIABILITIES	509,255	378,087

Shareholders’ loan and accrued interest (Note 6)	103,734	-

TOTAL LIABILITIES	612,989	378,087

GOING CONCERN CONTINGENCY AND COMMITMENTS (Note 1)

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4)
Authorized
50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
26,173,278 shares of common stock (May 31, 2010 –26,185,778)	26,173	26,186
Additional paid-in capital	7,754,491	7,756,478
Deficit accumulated during the exploration stage	(8,361,464)	(8,158,610)

TOTAL STOCKHOLDERS’ DEFICIT	(580,800)	(375,946)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$32,189	$2,141

The accompanying notes are an integral part of these financial statements.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An Exploration stage company)

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended		From inception (April 5, 2004) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010	2011

REVENUE	$-	$-	$-	$-	$46,974

DIRECT COSTS	-	-	-	-	56,481

GROSS LOSS	-	-	-	-	(9,507)

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	17,899	8,376	28,097	14,336	190,626
Consulting fees	21,000	6,750	63,000	28,050	802,984
Marketing expenses	-	-	-	-	894,738
Management fees	-	-	35,000	-	1,276,406
Mineral property expenditures (Note 3)	-	-	-	-	8,258,312
Professional fees	19,393	34,972	37,523	61,412	1,194,933

TOTAL GENERAL & ADMINISTRATION EXPENSES	(58,292)	(50,098)	(163,620)	(103,798)	(12,618,999)

NET OPERATING LOSS	(58,292)	(50,098)	(163,620)	(103,798)	(12,627,506)

OTHER INCOME (EXPENSE)
Gain on extinguishment of accrued liability	-	-	-	-	30,000
Loss on option deposit	-	-	-	-	(170,474)
Net gain on settlements	-	-	-	-	5,590,784
Loss on disposal of available for sale securities	-	(215,190)	-	(215,190)	(215,190)
Legal settlements	-	-	(38,000)	-	(38,000)
Beneficial conversion feature	-	-	-	-	(592,062)
Interest expense	(863)	(592,062)	(1,234)	(679,445)	(338,016)

TOTAL OTHER INCOME (EXPENSE)	(863)	(807,252)	(39,234)	(894,635)	4,267,042

NET LOSS	$(59,155)	$(857,350)	$(202,854)	$(998,433)	$(8,361,464)
COMPREHENSIVE LOSS
Change in market value of securities	$-	$-	$-	$-	$(215,190)
Loss realized on disposal of securities	-	215,190	-	215,190	215,190

COMPREHENSIVE LOSS	$(59,155)	$(642,160)	$(202,854)	$(783,243)	$(8,361,464)
LOSS PER COMMON SHARE BASIC	$(0.00)	$(0.07)	$(0.01)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	26,173,278	9,634,216	26,175,201	9,634,216

The accompanying notes are an integral part of these financial statements.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An Exploration stage company)

STATEMENTS OF CASH FLOWS

	Nine months ended February 28, 2011	Nine months ended February 28, 2010	Inception (April 5, 2004) to February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(202,854)	$(998,433)	$(8,361,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash mineral property expenditures (recoveries)	-	-	7,580,010
Non-cash legal settlements	(2,000)	-	(2,000)
Non-cash net gain on settlement	-	-	(5,490,784)
Non-cash disposal of available for sale securities	-	215,190	215,190
Non-cash gain on extinguishment of accrued liability	-	-	(30,000)
Stock-based compensation	-	-	1,354,171
Non-cash interest related to beneficial conversion feature	-	592,062	592,062
Changes in operating assets and liabilities:
Deposit	(22,500)	-	(22,500)
Increase in deposits	-	(5,000)	(100,010)
Accrued interest on shareholders’ loan	1,234	87,383	338,016
Due to related parties	-	-	116,500
Accounts payable and accrued liabilities	131,168	7,667	1,299,617

NET CASH USED IN OPERATING ACTIVITIES	(94,952)	(101,131)	(2,511,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of available for sale securities	-	54,810	54,810

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	54,810	54,810

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	350,000	924,167
Proceeds from shareholder loans	102,500	25,904	1,866,904
Repayment of shareholder advances	-	(325,000)	(325,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	102,500	50,904	2,466,071

NET INCREASE IN CASH	7,548	4,583	9,689

CASH, BEGINNING	2,141	2,075	-

CASH, ENDING	$9,689	$6,658	$9,689

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Shares issued for settlement of liability	$-	$1,776,186	$2,872,264

Shares issued as deposit on option to purchase mineral properties	$-	$-	$65,000

The accompanying notes are an integral part of these financial statements.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 5, 2004. The Company was initially formed to engage in the business of reclaiming and stabilizing land in preparation for construction in the United States of America. On November 27, 2006, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Revelstoke Industries, Inc.) would merge with its wholly-owned subsidiary, Geneva Gold Corp. This merger became effective as of December 1, 2006 and the Company changed its name to Geneva Gold Corp. On March 1, 2007, the Company (Geneva Gold Corp.) merged with its wholly-owned subsidiary, Geneva Resources, Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. This merger became effective March 1, 2007 and the Company changed its name to Geneva Resources, Inc. On February 10, 2011 the Company (Geneva Resources Inc.) merged with its newly incorporated wholly-owned subsidiary, Sono Resources, Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. This merger became effective March 11, 2011 and the Company changed its name to Sono Resources, Inc. The Company is an exploration stage enterprise, as defined in FASB ASC 915 “Development Stage Entities.”

During 2007, the Company entered the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North America and Internationally. During this period the Company entered into Option Agreements to obtain mineral leases in Canada, Panama, Peru and Nigeria. Subsequent to the period ended February 28, 2011, the Company entered into an Option Agreement to acquire mineral leases in Botswana, Africa.

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $8,361,464.  As at February 28, 2011, the Company has a working capital deficit of $499,566.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 (unaudited)

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. No ARO’s associated with legal obligations to retire mineral properties have been recognized, as indeterminate settlement dates for the asset retirements prevent estimation of the fair value of the associated ARO. The Company performs periodic reviews of its mineral properties for any changes in facts and circumstances that might require recognition of a retirement obligation.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  At February 28, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

As of February 28, 2011, the Company has no shares classified as available for sale securities.  During the year ended May 31, 2010 the Company sold all of the shares previously classified as available for sale for net proceeds to the Company of $54,810 and realized a loss of $215,190.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters,” foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.  At February 28, 2011, the Company has not recorded any translation adjustments into stockholders’ equity.

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

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 (unaudited)

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

Under the terms of the Property Option Agreement, and in order to exercise its Option to acquire the properties, the Company was required to make the following non-refundable cash payments to St. Elias totaling $350,000 in the following manner:

1.	Payment of $50,000 in cash (paid).
2.
The second payment of $100,000 in cash and issuance of 12,500 shares of the Company’s common stock were due on or before the twelve month anniversary of the signing of the Property Option Agreement (paid and issued).

3.	The third payment of $200,000 in cash was due on or before the twenty fourth month anniversary of the signing of the Property Option Agreement.

The Company was also required to incur costs totaling $2,500,000 as follows:

1.
expenditures of $500,000 were to be incurred on or before the twelve month anniversary (subsequently indefinitely extended as described above) of the signing of the Property Option Agreement. ($551,000 was incurred from the inception of the agreement through May 31, 2009;

2.
expenditures of $750,000 were to be incurred on or before the twenty-fourth-month anniversary (subsequently indefinitely extended as described above) of the signing of the Property Option Agreement; and

3.	expenditures of $1,250,000 were to be incurred on or before the thirty-sixth-month anniversary (subsequently indefinitely extended as described above) of the signing of the Property Option Agreement.

Also under the terms of the Property Option Agreement, St. Elias would be the operator of the properties and would receive an 8% operator fee on all exploration expenditures.  Once the Company exercised the Option defined above, the Company agreed to pay 100% of all ongoing exploration, development and production costs until commercial production and the Company had the right to receive 100% of any cash flow from commercial production of the properties until it had recouped its production costs, after which the cash flow would be allocated 66% to the Company and 34% to St. Elias.

On November 10, 2008, the Company commenced legal proceedings in the Supreme Court of British Columbia, Canada against each of St. Elias and John Brophy P. Geol.  The Company sought rescission of the Property Option Agreement and the return of all funds and shares advanced by the Company to St. Elias.  The Company alleged that St. Elias failed to properly discharge its duty as an operator of the Vilcoro Property and also alleged that each of St. Elias and John Brophy failed to provide the Company complete and accurate information relating to the ownership of the Vilcoro Property and to the ownership of the adjacent property, including failing to disclose that John Brophy and his wife had an interest in the Vilcoro Property and

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 (unaudited)

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

a) Vilcoro Gold Property (continued)

the adjacent property.  The Company also alleged that St. Elias used some of the exploration funds provided by the Company to fund the exploration of the adjoining property.

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

During 2007, certain disputes arose between the Company and Petaquilla which were resolved during 2008 by way of a settlement agreement (the “Settlement”), mutual release and the ultimate termination of the original option agreement.  Pursuant to the terms of the Settlement: (i) Petaquilla issued 100,000 shares of its common  stock to the Company, subject to pooling and release in four equal monthly tranches commencing no later than December 31, 2008 and certain other conditions, (ii) the 1,000,000 shares of the restricted common stock previously issued by the Company to Petaquilla were returned to the Company; and (iii) the $100,000 previously paid by the Company in order to exercise the initial portion of the Option were returned to the Company.

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

(c) Amelia and San Martin Concessions

On November 20, 2009, the Company entered into a Letter Agreement with Glenn Patrick Schmitz (“Optionor”) in connection with the proposed acquisition of an 80% interest in 39 mineral concessions located near Domyeko in Chile. The parties agreed to complete their due diligence and the execution of a Formal Agreement within 60 days of the execution of the Letter Agreement. The material terms and conditions (based on successful due diligence as defined) set out in the term sheet were as follows:

1.	The Company was to pay the Optionor $5,000 upon the parties execution of the Letter Agreement. Funds were paid on November 23, 2009.
2.
The Company would transfer and deliver 500,000 restricted common shares in the capital stock of the Company to the Optionor as follows: 125,000 shares as the initial tranche within thirty days of the Formal Agreement date;

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 (unaudited)

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

(c) Amelia and San Martin Concessions (continued)

250,000 shares upon the expiry of the first twelve month period after the Formal Agreement date; and 125,000 shares upon the expiry of the second twelve month period after the Formal Agreement date.

3.
The Company would pay the Optionor further amounts as follows: $300,000 prior to the first anniversary of the Formal Agreement date; an amount to be solely and exclusively determined by the Company in its judgment, based on the First Year Term drilling and exploration results, would be paid as Exploration Expenditures by the Company prior to the Second Anniversary; and an amount to be solely and exclusively determined by the Company in its judgment, based on the Second Year Term drilling and explorations results, would be paid as Exploration Expenditures by the Company prior to the Third Anniversary.

Based on the results of the due diligence, the Company decided not to proceed with this proposed acquisition and made a request for a refund of the $5,000 deposit.  As of May 31, 2010, the $5,000 was written off to loss on option deposit based on uncertainty as to collection.

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

On December 1, 2006, the Company issued 1,000,000 common shares valued at $7,400,000 in connection with the San Juan Property Option Agreement.

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

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 (unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

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

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 (unaudited)

NOTE 5 – STOCK OPTION PLAN

A summary of the Company’s stock options as of February 28, 2011, and changes during the period then ended is presented below:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining Contractual life (in years)

Outstanding at May 31, 2009	462,500	$4.15	8.12
Granted during the year	-	-	-
Exercised during the year	-	-	-

Outstanding at May 31, 2010	462,500	4.15	7.12
Granted during the period	-	-	-
Exercised during the period	-	-	-

Outstanding at February 28, 2011	462,500	$4.15	6.37

NOTE 6 – SHAREHOLDERS’ LOAN

On November 14, 2006, a significant shareholder of the Company advanced $100,000 on behalf of the Company regarding a previous property option agreement.  Additional advances of $303,500, $795,000 and $540,000 were received during the years ended May 31, 2007, 2008 and 2009, respectively under the same terms and conditions.  During the period ended December 1, 2009, an additional $25,904 was advanced by the same shareholder leaving an amount owing as of December 1, 2009 of $1,764,404 and $11,782 in interest (May 31, 2009 - $1,987,899).  These amounts were unsecured, bear interest at 10% per annum, and have no set terms for repayment.

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

During the period ended February 28, 2011 two shareholders advanced the Company $102,500.  These amounts were unsecured, bear interest at 5% per annum and have a two year term.  Interest and principal are due at the end of the term of the loan. As of February 28, 2011, there was $103,734 in principal and accrued interest due to the shareholders.

NOTE 7 – LEGAL PROCEEDINGS

On October 26, 2009, Stacey Kivel, former president of the Company filed a lawsuit of wrongful dismissal in the State of Nevada. During July 2007, we terminated the employment of Stacey Kivel, our then President, for cause. Subsequently, Ms. Kivel made certain false allegations against us. We refuted her allegations and believed termination was justified. On October 13, 2010 all parties agreed to a settlement to which the Company agreed to pay Ms. Kivel, $40,000 (paid on October 27, 2010).

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 (unaudited)

NOTE 7 – LEGAL PROCEEDINGS

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

NOTE 8 – SUBSEQUENT EVENTS

Subsidiary Merger

On February 10, 2011 the Company (Geneva Resources Inc.) merged with its newly incorporated wholly-owned subsidiary, Sono Resources, Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. This merger became effective March 11, 2011 and the Company changed its name to Sono Resources, Inc.

Acquisition

On April 1, 2011, the Company entered into a formal Share Purchase Agreement (the “Agreement”) with Tignish (PTY) Ltd., a Botswana company (the “Vendor”), to purchase 95 percent of the issued and outstanding shares (the “Shares”) of Bonnyridge (PTY) Ltd., also a Botswana company (“Bonnyridge”), which is the legal and beneficial owner of three mineral license blocks located in Northwestern Botswana, Africa (the “Property”).

In accordance with the terms of the Agreement, and in order to purchase the Shares, the Company is required to provide the Vendor with: (i) an initial cash payment of USD$200,000 by April 20, 2011; (ii) a further cash payment of USD$100,000 on or before closing; and (iii) 6,500,000 restricted common shares of the Company at closing; and which closing must presently occur prior to April 29, 2011 unless otherwise mutually determined.

The Company is informed that, in order to maintain its Property interests, Bonnyridge continues to be obligated to provide the Vendor with USD$900,000 payable in three installments of USD$300,000 per year over a three-year period and, in addition, carry out an exploration program on the 2,965.6 square km of mineral rights covering the Property with an expenditure commitment over the three-year period of approximately USD$1,750,000.

Other

On April 5, 2011 the Company appointed Peter Wilson as President and Director, William D. Thomas as CFO and Director and Paul Robert Lindsay as a Director of the Company.

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

Available Information

Sono Resources, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Quarterly Report on Form 10-Q that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Geneva Resources, Inc. was incorporated under the laws of the State of Nevada on April 5, 2004 under the name “Revelstoke Industries, Inc.” for the purpose of reclaiming and stabilizing land in preparation for construction in Canada. Effective November 27, 2006, we changed our name to “Geneva Gold Corp.” Subsequently, effective March 1, 2007, we changed our name to “Geneva Resources, Inc.”. On February 10, 2011 the Company (Geneva Resources Inc.) merged with its newly incorporated wholly-owned subsidiary, Sono Resources, Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. This merger became effective March 11, 2011 and the Company changed its name to Sono Resources, Inc. The Company is an exploration stage enterprise, as defined in FASB ASC 915 “Development Stage Entities.”

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

Certificate of Change

On June 18, 2010, we filed with the Nevada Secretary of State a certificate of change to the Articles of Incorporation to decrease our authorized capital structure commensurate with the decrease of our shares pursuant to the Reverse Stock Split. Therefore, as of the date of this Quarterly Report, our authorized capital structure has been decreased from 200,000,000 shares of common stock to 50,000,000 shares of common stock, par value of $0.001.

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

On November 30, 2009, we engaged in due diligence. As of that date, we have decided not to proceed with this proposed acquisition and made a request for the return of the $5,000. As of May 31, 2010, the $5,000 was written off to mineral property expenditures based on uncertainty as to collection.

Botswana Share Purchase Agreement

Subsequent to the period on April 1, 2011, the Company entered into a formal Share Purchase Agreement (the “Agreement”) with Tignish (PTY) Ltd., a Botswana company (the “Vendor”), to purchase 95 percent of the issued and outstanding shares (the “Shares”) of Bonnyridge (PTY) Ltd., also a Botswana company (“Bonnyridge”), which is the legal and beneficial owner of three mineral license blocks located in Northwestern Botswana, Africa (the “Property”).

In accordance with the terms of the Agreement, and in order to purchase the Shares, the Company is required to provide the Vendor with: (i) an initial cash payment of USD$200,000 by April 20, 2011; (ii) a further cash payment of USD$100,000 on or before closing; and (iii) 6,500,000 restricted common shares of the Company at closing; and which closing must presently occur prior to April 29, 2011 unless otherwise mutually determined.

The Company is informed that, in order to maintain its Property interests, Bonnyridge continues to be obligated to provide the Vendor with USD$900,000 payable in three installments of USD$300,000 per year over a three-year period and, in addition, carry out an exploration program on the 2,965.6 square km of mineral rights covering the Property with an expenditure commitment over the three-year period of approximately USD$1,750,000.

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

RESULTS OF OPERATION

Nine Month Period Ended February 28, 2011 Compared to Nine Month Period Ended February 28, 2010.

The summarized financial data set forth in the tables below and discussed in this section should be read in conjunction with our financial statements and related notes for the nine month periods ended February 28, 2011 and February 28, 2010, which financial statements are included elsewhere in this Quarterly Report.

	Nine Month Period Ended February 28, 2011	Nine Month Period Ended February 28, 2010	Inception (April 5, 2004) to February 28, 2011
Revenue	-0-	-0-	$46,974
Direct Costs	-0-	-0-	56,481
Gross Margin (Loss)	-0-	-0-	(9,507)
General and Administrative Expenses
Office and general	28,097	14,336	190,626
Consulting fees	63,000	28,050	802,984
Marketing expenses	-0-	-0-	894,738
Management fees	35,000	-0-	1,276,406
Mineral property expenditures	-0-	-0-	8,258,312
Professional fees	37,523	61,412	1,194,933
Net Operating Loss	$(163,620)	$(103,798)	$(12,618,999)
Other Income(Expense)
Gain on extinguishment of accrued liabilities	-0-	-0-	30,000
Legal settlements	(38,000)	-0-	(38,000)
Loss on option deposit	-0-	-0-	(170,474)
Loss on disposal of available for sale securities	-0-	(215,190)	(215,190)
Interest expense	(1,234)	(679,445)	(338,016)
Beneficial conversion feature	-0-	-0-	(592,062)
Net gain on settlements	-0-	-0-	5,590,784
Total Other Income(Expense)	(39,234)	(894,635)	4,267,042
Net Loss	$(202,854)	$(998,433)	$(8,361,464)

Our net loss during the nine month period ended February 28, 2011 was $202,854 compared to a net loss during the nine month period ended February 28, 2010 of $998,433  (a decrease in net loss of $795,579). During the nine month periods ended February 28, 2011 and February 28, 2010, respectively, we did not generate any revenue.

During the nine month period ended February 28, 2011, we incurred general and administrative expenses in the aggregate amount of $163,620 compared to $103,798 incurred during the nine month period ended February 28, 2010 (an increase of $59,822). General and administrative expenses incurred during the nine month period ended February 28, 2011 consisted of: (i) office and general of $28,097 (2010: $14,336); (ii) consulting fees of $63,000 (2010: $28,050);  (iii) management fees of $35,000 (2010: $-0-); (iv) and  professional fees of $37,523 (2010: $61,412). The increase in general and administrative expenses incurred during the nine month period ended February 28, 2011 compared to the nine month period ended February 28, 2010 resulted primarily from an increase in consulting fees of $34,950 and management fees of $35,000. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, management fees and consulting costs.

The incurrence of general and administrative expenses resulted in a net operating loss of ($163,620) during the nine month period ended February 28, 2011 compared to a net operating loss of ($103,798) during the nine month period ended February 28, 2010.

During the nine month period ended February 28, 2011, we recorded total other expense in the amount of $39,234, which represents interest expense and the net legal settlements entered into during the period compared to total other expense of $894,635 recorded during the nine month period ended February 28, 2010 which represents $679,445 in interest expense and $215,190 in loss on disposal of available for sale of securities.

The weighted average number of shares outstanding was 26,173,278 at February 28, 2011 compared to 9,634,216 at February 28, 2010.

Three Month Period Ended February 28, 2011 Compared to Three Month Period Ended February 28, 2010.

Our net loss during the three month period ended February 28, 2011 was approximately ($59,155) compared to a net loss of ($857,350) for the three month period ended February 28, 2010 (a decrease of $798,195).

During the three month period ended February 28, 2011 and February 28, 2010, respectively, we did not generate any revenue. During the three month period ended February 28, 2011, we incurred general and administrative expenses in the aggregate amount of $58,292 compared to $50,098 incurred during the three month period ended February 28, 2010 (an increase of $8,194). The operating expenses incurred during the three month period ended February 28, 2011 consisted of: (i) office and general of $17,899 (2010: $8,376); (ii) consulting fees of $21,000 (2010: $6,750); and (iii) professional fees of $19,393 (2010: $34,972). The increase in general and administrative expenses incurred during the three month period ended February 28, 2011 compared to the three month period ended February 28, 2010 resulted primarily from an increase in consulting fees  based upon the increased activities in reviewing potential acquisition and development programs for the Company.

The incurrence of general and administrative expenses resulted in a net operating loss of ($58,292) during the three month period ended February 28, 2011 compared to a net operating loss of ($50,098) during the three month period ended February 28, 2010. Net loss was increased by the recording of interest expense of $863 (2010: $592,062).

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2011

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At February 28, 2011, our current assets were $9,689 and our current liabilities were $509,255, resulting in a working capital deficit of ($499,566). At February 28, 2011, our total assets were $32,189 compared to total assets of $2,141 as of May 31, 2010. Total assets at February 28, 2011 consisted of $9,689 in cash and $22,500 in deposit. At February 28, 2011, our current liabilities were $509,255 compared to current liabilities of $378,087 as of May 31, 2010. Our liabilities consisted of $509,255 in accounts payable and accrued liabilities and $103,734 in shareholders loans and accrued interest. The increase in liabilities was primarily due to the increase in accounts payables and shareholder loans.

Stockholders’ deficit decreased from ($375,946) as of May 31, 2010 to ($580,800) as of February 28, 2011.

 We have not generated positive cash flows from operating activities. For the nine month period ended February 28, 2011, net cash flow used in operating activities was $($94,952) compared to net cash flow used in operating activities of ($101,131) for the nine  month period ended February 28, 2010. Net cash flow used in operating activities during the nine month period ended February 28, 2011 consisted primarily of a net loss of ($202,854) adjusted by $2,000 for the legal settlements pertaining to the return of the 12,500 shares of common stock by St. Elias. Net cash flow used in operating activities was further changed by an increase of $1,234 in accrued interest on shareholders’ loans, $22,500 in deposit and $131,168 in accounts payable and accrued liabilities.

During the nine month periods ended February 28, 2011 and February 28, 2010 net cash flow provided from investing activities was $-0- and $54,810, respectively.

During the nine month periods ended February 28, 2011 and February 28, 2010, net cash flow provided from financing activities was $102,500 and $50,904, respectively.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and possible debt instruments, anticipated warrant exercises, further private placements, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report and other than as disclosed below, we do not have any material commitments for fiscal year 2011.

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

Effective December 7, 2009, our Board of Directors authorized the settlement of the $1,776,186 debt.  This debt was evidenced by a demand convertible promissory note dated December 1, 2009 in the principal of $1,776,186 issued to the above shareholder.  In accordance with the terms and provisions of the promissory note, in the event we were unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of our restricted common stock at $0.16 per share. Subsequently the shareholder assigned a proportionate right of its title and interest in and to the debt and the convertible promissory note to certain assignees.  On December 7, 2009, we received notices of conversion from the respective assignees, pursuant to which our Board of Directors authorized the issuance of an aggregate of 14,801,562 shares of our common stock proportionately to the Assignees in settlement of the $1,776,186 at the rate of $0.16 per share. In connection with the conversion of the promissory note, we recognized a beneficial conversion feature of $592,062 which was charged to Additional Paid-in Capital.

During the period ended February 28, 2011 two shareholders advanced the Company $102,500.  These amounts were unsecured, bear interest at 5% per annum and have a two year repayment term.  Interest and principal are due at the end of the term of the loan. As of February 28, 2011, there was $103,734 in principal and accrued interest due to shareholders.

Botswana Share Purchase Agreement

Subsequent to the period on April 1, 2011, the Company entered into a formal Share Purchase Agreement (the “Agreement”) with Tignish (PTY) Ltd., a Botswana company (the “Vendor”), to purchase 95 percent of the issued and outstanding shares (the “Shares”) of Bonnyridge (PTY) Ltd., also a Botswana company (“Bonnyridge”), which is the legal and beneficial owner of three mineral license blocks located in Northwestern Botswana, Africa (the “Property”).

In accordance with the terms of the Agreement, and in order to purchase the Shares, the Company is required to provide the Vendor with: (i) an initial cash payment of USD$200,000 by April 20, 2011 (ii) a further cash payment of USD$100,000 on or before closing; and (iii) 6,500,000 restricted common shares of the Company at closing; and which closing must presently occur prior to April 29, 2011 unless otherwise mutually determined.

The Company is informed that, in order to maintain its Property interests, Bonnyridge continues to be obligated to provide the Vendor with USD$900,000 payable in three installments of USD$300,000 per year over a three-year period and, in addition, carry out an exploration program on the 2,965.6 square km of mineral rights covering the Property with an expenditure commitment over the three-year period of approximately USD$1,750,000.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the nine month period ended February 28, 2011, which is the end of the quarterly period covered by this Quarterly Report, our Chief Executive Officer and interim Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). As of the end of the quarterly period covered by this Quarterly Report, based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that material information that we must disclose in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of February 28, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. William Thomas and Mr. Angelo Viard. One of the two members of the audit committee is “independent” within the meaning of Rule 10A-3 under the Exchange Act.  The audit committee was organized on April 25, 2006 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our reviewed financial statements as of and for the nine month period ended February 28, 2011. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC required by PCOAB Rule 3526, Communication with Audit Committees Concerning Independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the reviewed financial statements referred to above be included in our Quarterly Report on Form 10-Q for the nine month period ended February 28, 2011 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 26, 2009, Stacey Kivel, former president of the Company filed a lawsuit of wrongful dismissal in the State of Nevada. During July 2007, we terminated the employment of Stacey Kivel, our then President, for cause. Subsequently, Ms. Kivel made certain false allegations against us. We refuted her allegations and believed termination was justified. On October 13, 2010 all parties agreed to a settlement to which the Company agreed to pay Ms. Kivel, $40,000 (paid October 27, 2010).

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

The BCSC revoked the Cease Trade Order and, therefore, effective opening of trading on May 31, 2010. Trading in our shares of common stock in the Province of British Columbia resumed.

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

SONO RESOURCES, INC.

Dated: April 13, 2011	By:	/s/ PETER WILSON
Peter Wilson, President/Chief
Executive Officer

Dated: April 13, 2011	By:	/s/ WILLIAM THOMAS
William Thomas, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2011	By:	/s/ PETER WILSON
Director

Dated: April 13, 2011	By:	/s/ WILLIAM THOMAS
Director