Form 10-K
period 2011-05-31
Sono Resources, Inc.
filed 2011-09-13
CIK 1318196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to ________________.

Commission file number 000-51583

SONO RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0441019
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

2533 N. Carson Street, Suite 125, Carson City, Nevada 89706
(Address of Principal Executive Offices)

(775) 348-9330
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

i

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of November 30, 2010, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.50 per share) on that date, was approximately $12,263,326.

The registrant had 33,673,278 shares of common stock outstanding as of September 13, 2011.

__________

ii

iii

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;

  business plans; and

  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

  our need for additional financing;

  our limited operating history;

  our history of operating losses;

  our exploration activities may not result in commercially exploitable quantities of ore on our current or any future mineral properties;

  the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions;

  the competitive environment in which we operate;

  changes in governmental regulation and administrative practices;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Sono Resources Inc. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission” or “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “Sono” and the “Company” mean Sono Resources Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1.	BUSINESS

Name, Incorporation and Principal Offices

We were incorporated under the laws of the State of Nevada on April 5, 2004 under the name “Revelstoke Industries, Inc.” for the purpose of reclaiming and stabilizing land in preparation for construction in Canada. Effective November 27, 2006, we changed our name to “Geneva Gold Corp.” Subsequently, effective March 1, 2007, we changed our name to “Geneva Resources, Inc.”. On February 10, 2011 we merged with our wholly-owned subsidiary, Sono Resources, Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. This merger became effective March 11, 2011 and we changed our name to Sono Resources, Inc. We are an exploration stage enterprise, as defined in FASB ASC 915 “Development Stage Entities.”

Our principal offices are located at Suite 125, 2533 N. Carson Street, Carson City, Nevada 89706; our telephone number is (775) 348-9330.

Overview

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

Mineral Properties

Vilcoro Gold Property

On February 23, 2007, we entered into a Property Option Agreement with St. Elias Mines Ltd., (“St. Elias”) a publicly traded company on the TSX-V exchange, to acquire not less than an undivided 66% legal, beneficial and registerable interest in certain mining leases in Peru comprised of approximately 600 hectares in Peru.

On December 1, 2007, we entered into an extension agreement with St. Elias (the “December Extension Agreement”). The December Extension Agreement (i) acknowledged that in accordance with the terms and provisions of the Property Option Agreement, we must incur and pay exploration expenditures of not less than $500,000 prior to January 17, 2008, and (ii) provided an extension until March 31, 2008 to incur and pay such Exploration Expenditures. On June 4, 2008, an indefinite extension was granted by St. Elias to pay such Exploration Expenditures, based on the Operator’s work on schedule.

Under the terms of the Property Option Agreement, and in order to exercise its Option to acquire the properties, we were required to make the following non-refundable cash payments to St. Elias totaling $350,000 in the following manner:

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

We were also required to incur costs totaling $2,500,000 as follows:

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

Also under the terms of the Property Option Agreement, St. Elias would be the operator of the properties and would receive an 8% operator fee on all exploration expenditures. Once we exercised the Option defined above, we agreed to pay 100% of all ongoing exploration, development and production costs until commercial production and we had the right to receive 100% of any cash flow from commercial production of the properties until we had recouped our production costs, after which the cash flow would be allocated 66% to us and 34% to St. Elias.

On November 10, 2008, we commenced legal proceedings in the Supreme Court of British Columbia, Canada against each of St. Elias and John Brophy, P. Geol. We sought rescission of the Property Option Agreement and the return of all funds and shares advanced by us to St. Elias. We alleged that St. Elias failed to properly discharge its duty as an operator of the Vilcoro Property and also alleged that each of St. Elias and Mr. Brophy failed to provide us with complete and accurate information relating to the ownership of the Vilcoro Property and to the ownership of the adjacent property, including failing to disclose that Mr. Brophy and his wife had an interest in the Vilcoro Property and the adjacent property. We also alleged that St. Elias used some of the exploration funds provided by us to fund the exploration of the adjoining property.

A statement of Defense was filed by St. Elias and Mr. Brophy on December 23, 2008, denying the majority of the allegations made by us. In addition St. Elias and John Brophy also filed a counterclaim against us for abuse of process and punitive damages.

On May 5, 2010, we entered into a mutual release with St. Elias pursuant to which St. Elias and we agreed to release one another from all causes of action, claims and demands of any nature of kind whatsoever arising out of or in any way related to any of the subject matter of the Statement of Claim. As part of the mutual release St. Elias agreed to return to us the 12,500 shares of common stock that we previously issued to St. Elias. On July 12, 2010, the 12,500 shares were returned to treasury and cancelled.

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

Upon completion of due diligence, we decided not to proceed with this proposed acquisition and made a request for the return of the $5,000. As of May 31, 2010, the $5,000 was written off to mineral property expenditures based on uncertainty as to collection.

Botswana Share Purchase Agreement

During the year ended May 31, 2011, we entered into a formal Share Purchase Agreement, as amended, (the “Share Purchase Agreement”) with Tignish (PTY) Ltd., a Botswana company (the “Vendor”), to purchase 95 percent of the issued and outstanding shares of Bonnyridge (PTY) Ltd., also a Botswana company (“Bonnyridge”), which is the legal and beneficial owner of three mineral license blocks located in Northwestern Botswana, Africa (the “Property”).

Effective July 25, 2011, we completed the acquisition from Tignish of 950 common shares of Bonnyridge (the “Purchased Shares”), representing 95% of the issued and outstanding shares of Bonnyridge. Pursuant to the Share Purchase Agreement, Tignish has sold, and the Company has purchased, the Purchased Shares for the following consideration: (i) an initial cash payment of US$200,000 (paid April 20, 2011); (ii) a further cash payment of US$100,000 (paid July 29, 2011); and (iii) 6,500,000 restricted common shares of the Company (issued July 31, 2011). In order to maintain its Property interests, Bonnyridge continued to be obligated to provide the Vendor with USD$900,000 payable in three instalments of USD$300,000 per year over a three-year period and, in addition, carry out an exploration program on the 2,965.6 square km of mineral rights covering the Property with an expenditure commitment over the three-year period of approximately USD$1,750,000. As such, Sono became obligated to pay such $900,000 in cash over a three-year period ($300,000 of which was covered by the two cash payments described above).

Effective on August 11, 2011, we entered into an agreement in principle to acquire the remaining 5% of the shares of Bonnyridge Pty to hold 100% of the shares. Sono has now acquired the remaining 5% Shares by paying $100,000 in cash (paid September 7, 2011) and issuing 1,000,000 additional shares from treasury (issued August 30, 2011); thereby also eliminating the additional cash payments of $600,000, which had been required under the Share Purchase Agreement described above.

Proposed Future Business Operations

Our current strategy is to complete further acquisitions of other mineral property opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide near term revenue potential and production cash flows to create expanding reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional interests in mineral properties. We plan to build a strategic base of producing mineral properties.

Our ability to continue to complete planned exploration activities and expand acquisitions and explore mining opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained.

Development of Mineral Properties

The requirement to raise further funding for mineral exploration and development for the next twelve months and beyond may be dependent on the outcome of geological and engineering testing occurring over this interval on potential properties. If future results provide the basis to continue development and geological studies indicate high probabilities of sufficient mineral production quantities, we will attempt to raise capital to further our programs, build production infrastructure, and raise additional capital for further acquisitions. This includes the following activity:

  Target further leases for exploration potential and obtain further funding to acquire new development targets.

  Review all available information and studies.

  Digitize all available factual information.

  Completion of a NI 43-101 Compliant Report with a qualified geologist familiar with mineralization in the respective area.

  Determine feasibility and amenability of extracting the minerals.

  Create investor communications materials, corporate identity.

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

Employees

We do not employ any persons on a full-time or on a part-time basis. Peter Wilson is our President/Chief Executive Officer and William D. Thomas is our Treasurer/Chief Financial Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts.

Subsidiaries

The Company does not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

We will need to raise additional financing to complete exploration on our properties.

We will require significant additional financing in order to continue our exploration activities. Furthermore, if the costs of any planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our precious metal and mineral properties and to ultimately develop cash flow from operations and reach profitable operations.

We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us. Alternatively, we may finance our business by offering an interest in any of our mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our precious metal and mineral properties. Further, if we are able to establish that development of our current or future precious metal and mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment. We may not discover commercially exploitable quantities of precious metals or minerals on our current or future properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

Our mineral properties do not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs that we carry out will establish reserves. We plan to conduct exploration activities on our mineral properties, which exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable mineral exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of minerals. Any determination that our properties contain commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

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

  identification of potential mineralization based on superficial analysis;

  availability of government-granted exploration permits;

  the quality of management and geological and technical expertise; and

  the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract minerals, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of precious metals or minerals on our properties.

Our business is difficult to evaluate because we have a limited operating history.

In considering whether to invest in our common stock, you should consider that our inception was April 5, 2004 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance. In addition, we only recently acquired the primary minerals exploration prospects and have limited experience in early stage exploration efforts.

We have a history of operating losses and there can be no assurances we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred net losses totaling approximately $8,489,180 from inception (April 5, 2004) to May 31, 2011. As of May 31, 2011, we had an accumulated deficit of $8,489,180 and incurred net losses of approximately $330,570 during fiscal year ended May 31, 2011. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

The financial statements for the fiscal year ended May 31, 2011 and May 31, 2010 have been prepared assuming that the Company will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Minerals exploration and development and potential mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

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

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Peter Wilson, our President/Chief Executive Officer and William D. Thomas, our Treasurer/Chief Financial Officer and a director. Further, we do not have key man life insurance on this individual. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service could therefore significantly and adversely affect our operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable as we are not an accelerated or large accelerated filer.

ITEM 2.	PROPERTIES

Our executive offices are located at Suite 125-2533 N. Carson Street, Carson City, Nevada 89706.

Our mineral claim interests and the properties underlying such interests are described above under Item 1, “Business”.

ITEM 3.	LEGAL PROCEEDINGS

Except as disclosed below, we are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

St. Elias

On November 6, 2008, we filed a Writ of Summons and Statement of Claim (collectively, the “Statement of Claim”) against St. Elias and John A. Brophy (“Brophy”) in the Supreme Court of British Columbia. The Statement of Claim related to the Vilcoro Property Option Agreement.

The Statement of Claim alleged the following claims: (i) in tort against Brophy alleging non-disclosure of material facts and complete and accurate information relating to the ownership of the Vilcoro Property and to the ownership of the adjacent property, including failing to disclose that Brophy and his wife had an interest in the Vilcoro Property and the adjacent property, which entitled us to rescind the Property Option Agreement and return of an aggregate of $150,000 paid to St. Elias under the Property Option Agreement, an aggregate of $486,000 paid in exploration expenditures, and 12,500 shares of our common stock issued to St. Elias; (ii) breach of the Property Option Agreement relating to the failure by St. Elias to provide to us all data and information in its possession or under its control relating to St. Elias’ exploration activities on and in the vicinity of the Vilcoro Properties; and (iii) breach of the Technical Services Agreement by failure of St. Elias to timely prepare and provide a budget or work programs or to expeditiously advance the work on the Vilcoro Properties and diversion by St. Elias of money, time and resources.

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

On May 5, 2010, we entered into that certain mutual release with St. Elias pursuant to which we and St. Elias agreed to release one another from all causes of action, claims and demands of any nature or kind whatsoever arising out of or in any way related to any of the subject matter of the Statement of Claim. On July 12, 2010, the 12,500 common stock shares were returned to treasury.

Kivel

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

ITEM 4.	(REMOVED AND RESERVED)

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTC Bulletin Board since approximately December 1, 2006. From December 1, 2006 to May 23, 2011 shares of our common stock were quoted on the OTC Bulletin Board under the symbol “GVRS” and from May 23, 2011 to date under the symbol “SRCI”. The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

QUARTER ENDED	HIGH	LOW
May 31, 2011	$1.29	$0.45
February 28, 2011	$0.60	$0.50
November 30, 2010	$1.50	$0.30
August 31, 2010	$1.40	$0.25
May 31, 2010	$1.20	$0.16
February 28, 2010	$4.04	$0.16
November 30, 2009	$0.60	$0.12
August 31, 2009	$0.24	$0.08
May 31, 2009	$0.16	$0.08

Holders

As of September 13, 2011, we had 29 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 1,000 beneficial owners of our common stock.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

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

The table set forth below presents information relating to our equity compensation plans as of the date of May 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))

Equity Compensation Plans to be Approved by Security Holders	n/a	n/a	n/a

Equity Compensation Plans Not Approved by Security Holders (2007, Stock Option Plan)	Nil	Nil	Nil

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during our fiscal year ended May 31, 2011. Subsequent to our year ended May 31, 2011, we issued an aggregate of 7,500,000 shares of restricted common stock, as follows:

  On August 2, 2011, we issued 6,500,000 shares to Tignish (Pty) Ltd to acquire a 95% interest in Bonnyridge (Pty) Ltd pursuant to a Share Purchase Agreement as described in Item 1 (Business) above.

  On August 30, 2011, we issued 1,000,000 shares to two persons to acquire the remaining 5% interest in Bonnyridge as described in Item 1 (Business) above.

In each case these share were issued to non-U.S. persons in reliance on Regulation S.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended May 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at May 31, 2011, May 31, 2010 and for the period from inception (April 5, 2004) to May 31, 2011 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Plan of Operations

Our plan of operations over the next twelve months is to focus on the exploration of our newly acquired Bonnyridge copper/silver concession area located within the central portion of the Kalahari Copper Belt in Botswana. We are implementing a complementary exploration technique, namely analyzing for mobile metal ions - a method using soil samples to detect mineralization at depth where small concentrations of metals coating sand grains are brought to the surface by the action of water in the soil. The procedure of analyzing mobile metal ions or MMI is used to chemically strip off the adhered elements, which have migrated upwards from depth, from the surface of soil grains and then determine the low-level range of metal ion concentrations, which are commonly in the parts per billion range. By measuring mobile metal ions in surface soils, the technology has provided sharp anomalies over deeper seated ore deposits below the Kalahari in other areas. Utilizing this method, we anticipate reducing exploration costs by improving target generation for follow-up high resolution airborne and ground geophysics and drilling. We estimate that we will be in a position to commence a drilling program in the third quarter of calendar year 2011.

We estimate that our exploration costs for the next twelve months will be approximately $1,750,000. In addition, we estimate that our other expenses during that period will be approximately $300,000, for total estimated expenditures of $2,050,000. As at May 31, 2011, we had cash on hand of $6,476, total current assets of $212,705, and a working capital deficit of $381,771. As such, we will require additional capital in order to pursue our plan of operations.

Financial Condition

During the twelve-month period following the date of this annual report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our aforementioned exploration program. In the absence of such financing, we will not be able to continue exploration of the property underlying our mineral claim interest and our business plan will fail. Even if we are successful in obtaining equity financing to fund any continuation of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of the property underlying our mineral claim interest. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claim interest.

Results of Operations

The following table sets out our losses for the periods indicated:

			Accumulated
	For the Year	For the Year	from Inception
	Ended	Ended	(April 5, 2004) to
	May 31,	May 31,	May 31,
	2011	2010	2011
	$	$	$

Revenue	-	-	46,974
Direct Costs	-	-	56,481
Gross Margin (loss)	-	-	(9,507)
General and Administrative Expenses
Office and general	70,850	19,834	234,379
Consulting fees	76,500	43,050	816,484
Marketing expenses	-	-	894,738
Management fees	48,440	-	1,289,846
Mineral property expenditures	-	-	8,258,312
Professional fees	92,535	199,796	1,249,945
Total General and Administrative Expenses	(288,325)	(262,680)	12,743,704
Net Operating Loss	(288,325)	(262,680)	(12,753,211)
Other Income (Expense)
Gain on extinguishment of accrued liability	-	-	30,000
Loss on option deposit	-	(170,474)	(170,474)
Net gain on settlements	-	-	5,590,784
Legal settlement	(38,000)	-	(38,000)
Loss on disposal of available for sale securities	-	(215,190)	(215,190)
Beneficial conversion feature	-	(592,062)	(592,062)
Interest expense	(4,245)	(87,383)	(341,027)
Total Other Income (Expense)	(42,245)	(1,065,109)	4,264,031
Net loss for the Period	(330,570)	(1,327,789)	(8,489,180)
Comprehensive Loss
Change in market value of securities	-	(190)	(215,190)
Loss realized on disposal of securities	-	215,190	215,190
Comprehensive Loss	$(330,570)	$(1,112,789)	$(8,489,180)

Results of Operations for the Years Ended May 31, 2011 and 2010

Our comprehensive loss during fiscal year ended May 31, 2011 was ($330,570) compared to comprehensive loss of ($1,112,789) for fiscal year ended May 31, 2010 (a decrease in comprehensive loss of $782,219). During fiscal years ended May 31, 2011 and May 31, 2010, respectively, we did not generate any revenue.

During fiscal year ended May 31, 2011, we incurred general and administrative expenses in the aggregate amount of $288,325 compared to $262,680 incurred during fiscal year ended May 31, 2010 (an increase of $25,645). The operating expenses incurred during fiscal year ended May 31, 2011 consisted of: (i) office and general of $70,850 (2010: $19,834); (ii) consulting fees of $76,500 (2010: $43,050); (iii) management fees of $48,440 (2010: Nil); and (iv) professional fees of $92,535 (2010: $199,796). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

This resulted in a net operating loss of ($288,325) during fiscal year ended May 31, 2011 compared to a net operating loss of ($262,680) during fiscal year ended May 31, 2010.

During fiscal year ended May 31, 2011, we recorded total other expense in the amount of ($42,245) compared to total other expense recorded during fiscal year ended May 31, 2010 in the amount of ($1,065,109). The other expense incurred during fiscal year ended May 31, 2011 consisted of: (i) loss on option deposit $Nil, (2010: $170,474); (ii) loss on disposal of available for sale of securities relating to the Petaquilla shares of $Nil (2010: $215,190); (iii) interest expense of $4,245 (2010: $87,383); (iv) beneficial conversion feature of $Nil (2010: $592,062); and (v) legal settlements of $38,000 ( 2010: Nil).

During fiscal year ended May 31, 2011, we also recorded comprehensive loss of: (i) $Nil (2010: $190) relating to the change in market value of available for sale of the Petaquilla shares of common stock; and (ii) $Nil (2010: $215,190) in loss realized on disposal of securities.

This resulted in comprehensive loss for fiscal year ended May 31, 2011 of ($330,570) compared to comprehensive loss for fiscal year ended May 31, 2010 of ($1,112,789).

The decrease in comprehensive loss during fiscal year ended May 31, 2011 compared to fiscal year ended May 31, 2010 is attributable primarily to the recording of the $592,062 beneficial conversion feature, $170,474 in loss on option deposit and $215,190 in loss on disposal of available for sale securities during fiscal year ended May 31, 2010. This resulted from the return by Petaquilla of the 100,000 shares of common stock with a previous estimated fair value of $270,000. As of May 31, 2009, the 100,000 shares received had an estimated fair value of $55,000. During fiscal year ended May 31, 2010, we sold the shares for net proceeds of $54,810 for a loss on disposal of $215,190.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at May 31, 2011, our current assets were $212,705 and our current liabilities were $594,476, resulting in a working capital deficit of ($381,771). As at May 31, 2011, our total assets were $212,705 compared to total assets of $2,141 as at May 31, 2010. Total assets as at May 31, 2011 consisted of $6,476 in cash, $6,000 due from a related company, $229 in prepaid expenses and $200,000 in deposits on mineral property. As at May 31, 2011, our current liabilities were $594,476 compared to current liabilities of $378,087 as at May 31, 2010. Our current liabilities consisted of $594,476 in accounts payable and accrued liabilities.

Stockholders’ deficit decreased from ($375,946) as at May 31, 2010 to ($708,516) as at May 31, 2011.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended May 31, 2011, net cash flow used in operating activities was ($118,165) compared to net cash flow used in operating activities of ($105,648) for fiscal year ended May 31, 2010. Net cash flow used in operating activities during fiscal year ended May 31, 2011 consisted primarily of a net loss of ($330,570) adjusted by $2,000 in non-cash legal settlements. Net cash flow used in operating activities was further changed by $4,245 in accrued interest on shareholder’s loan, $216,389 in accounts payable and accrued liabilities, ($6,000) in due to related parties and ($229) in prepaid expenses.

Net Cash Used in Investing Activities

During fiscal year ended May 31, 2011, net cash flow used in investing activities was $200,000 from deposits on mineral property, as compared to cash flow provided by investing activities of $54,810 during fiscal year ended May 31, 2010 from proceeds on disposal of available for sale securities.

Net Cash from Financing Activities

During fiscal year ended May 31, 2011, net cash flow provided from financing activities was $322,500 compared to net cash flow provided from financing activities of $50,904 for fiscal year ended May 31, 2010. Net cash flow provided from financing activities during fiscal year ended May 31, 2011 pertained primarily to $327,500 received as proceeds from shareholder advances offset by ($5,000) in repayment of shareholder advances.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended May 31, 2011 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

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

Asset Retirement Obligations

The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company’s financial position or results of operations. As of May 31, 2011, any potential costs relating to the ultimate disposition of the Company’s mineral property interests are not yet determinable.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, “Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

As of May 31, 2011, the Company has no shares classified as available for sale securities. During the year ended May 31, 2010 the Company sold all of the shares previously classified as available for sale for net proceeds to the Company of $54,810 and realized a loss of $215,190.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters,” foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. At May 31, 2011, the Company has not recorded any translation adjustments into stockholders’ equity.

Stock-based Compensation

On June 1, 2006, the Company adopted FASB ASC 718-10, “Compensation-Stock Compensation”, under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS

De Joya Griffith & Company, LLC
____________________________________________

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Sono Resources, Inc.

We have audited the accompanying balance sheets of Sono Resources, Inc. (An Exploration Stage Company) as of May 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two-year periods ended May 31, 2011 and 2010 and the period from inception (April 5, 2004) to May 31, 2011. Sono Resources’ management is responsible for these financial statements. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono Resources, Inc. as of May 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two-year periods ended May 31, 2011 and 2010 and the period from inception (April 5, 2004) to May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
September 9, 2011

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An Exploration Stage Company)

BALANCE SHEETS

	May 31,	May 31,
	2011	2010
	(Audited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$6,476	$2,141
Due from related company (Note 7)	6,000	-
Prepaid expenses	229	-
Deposit on mineral property (Note 3)	200,000	-

TOTAL CURRENT ASSETS	212,705	2,141

TOTAL ASSETS	$212,705	$2,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$594,476	$378,087

TOTAL CURRENT LIABILITIES	594,476	378,087

SHAREHOLDERS’ LOANS AND ACCRUED INTEREST (Note 6)	326,745	-

TOTAL LIABILITIES	921,221	378,087

GOING CONCERN CONTINGENCY AND COMMITMENTS (Notes 1 and 9)

STOCKHOLDERS’ DEFICIT
Capital stock (Note 4)
Authorized 50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 26,173,278 shares of common stock (May 31, 2010 –26,185,778)	26,173	26,186
Additional paid-in capital	7,754,491	7,756,478
Deficit accumulated during the exploration stage	(8,489,180)	(8,158,610)

TOTAL STOCKHOLDERS’ DEFICIT	(708,516)	(375,946)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$212,705	$2,141

The accompanying notes are an integral part of these financial statements.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An Exploration stage company)

STATEMENTS OF OPERATIONS
(Audited)

				Inception
	Year ended		Year ended	(April 5, 2004)
	May 31, 2011		May 31, 2010	May 31, 2011

REVENUE	$-		$-	$46,974

DIRECT COSTS	-		-	56,481

GROSS MARGIN (LOSS)	-		-	(9,507)

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	70,850		19,834	234,379
Consulting fees	76,500		43,050	816,484
Marketing expenses	-		-	894,738
Management fees	48,440		-	1,289,846
Mineral property expenditures (Note 3)	-		-	8,258,312
Professional fees	92,535		199,796	1,249,945

TOTAL GENERAL & ADMINISTRATION EXPENSES	(288,325)		(262,680)	(12,743,704)

NET OPERATING LOSS	(288,325)		(262,680)	(12,753,211)

OTHER INCOME (EXPENSES)
Gain on extinguishment of accrued liability	-		-	30,000
Loss on option deposit	-		(170,474)	(170,474)
Net gain on settlements	-		-	5,590,784
Legal settlements	(38,000)		-	(38,000)
Loss on disposal of available for sale securities	-		(215,190)	(215,190)
Beneficial conversion feature	-		(592,062)	(592,062)
Interest expense	(4,245)		(87,383)	(341,027)

TOTAL OTHER INCOME (EXPENSE)	(42,245)		(1,065,109)	4,264,031

NET LOSS	(330,570)		(1,327,789)	(8,489,180)

COMPREHENSIVE LOSS
Change in market value of securities	-		(190)	(215,190)
Loss realized on disposal of securities	-		215,190	215,190

COMPREHENSIVE LOSS	$(330,570)		$(1,112,789)	$(8,489,180)

LOSS PER COMMON SHARE - BASIC	$(0.01)		$(0.08)

COMPREHENSIVE LOSS PER COMMON SHARE - BASIC	$(0.01)	$	(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	26,174,716		17,529,344

The accompanying notes are an integral part of these financial statements.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCPETION (APRIL 5, 2004) TO MAY 31, 2011

						Deficit
	Common Stock				Accumulated	Accumulated
			Additional	Private	Other	During the
	Number of		Paid-in	Placement	Comprehensive	Development
	shares	Amount	Capital	Subscriptions	loss	Stage	Total

Shares issued for cash – at $0.0016 per share, April 5, 2004	5,775,000	$5,775	$3,392	$-	$-	$-	$9,167
Net loss for the period	-	-	-	-	-	(5,427)	(5,427)

Balance, May 31, 2004	5,775,000	5,775	3,392	-	-	(5,427)	3,740
Shares issued for cash – at $0.00952 per share, November 30, 2004	6,825,000	6,825	58,175	-	-	-	65,000
Net loss for the period	-	-	-	-	-	(66,246)	(66,246)

Balance, May 31, 2005	12,600,000	12,600	61,567	-	-	(71,673)	2,494
Shares issued for cash – at $0.0238 per share, December 8, 2005	4,200,000	4,200	95,800	-	-	-	100,000
Net loss for the period	-	-	-	-	-	(65,081)	(65,081)

Balance, May 31, 2006	16,800,000	16,800	157,367	-	-	(136,754)	37,413
Shares returned to treasury – September 27, 2006	(7,500,000)	(7,500)	7,500	-	-	-	-
Shares issued for Property Option Agreement – December 1, 2006 (Note 3 & 4)	1,000,000	1,000	7,399,000	-	-	-	7,400,000
Stock based compensation (Note 5)	-	-	965,671	-	-	-	965,671
Net loss for the period	-	-	-	-	-	(9,887,736)	(9,887,736)

Balance, May 31, 2007	10,300,000	10,300	8,529,538	-	-	(10,024,490)	(1,484,652)
Shares issued for Property Option Agreements – October 15, 2007 and January 31, 2008 (Note 3 & 4)	15,000	15	79,985	-	-	-	80,000
Subscription proceeds received (Note 4)	-	-	-	400,000	-	-	400,000
Shares returned pursuant to Petaquilla settlement - March 14, 2008 (Note 3 & 4)	(1,000,000)	(1,000)	(5,439,000)	-	-	-	(5,440,000)
Shares issued for debt settlement – at $4.00 per share, May 29, 2008 (Note 4)	219,216	219	1,095,859	-	-	-	1,096,078
Stock based compensation (Note 5)	-	-	388,500	-	-	-	388,500
Net income for the period	-	-	-	-	-	3,886,534	3,886,534

Balance, May 31, 2008	9,534,216	$9,534	$4,654,882	$400,000	$-	$(6,137,956)	$(1,073,540)

The accompanying notes are an integral part of these financial statements.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 5, 2004) TO MAY 31, 2011

						Deficit
	Common Stock				Accumulated	Accumulated
			Additional	Private	Other	During the
	Number of		Paid-in	Placement	Comprehensive	Development
	shares	Amount	Capital	Subscriptions	loss	Stage	Total
Balance, May 31, 2008 – balance forward	9,534,216	$9,534	$4,654,882	$400,000	$-	$(6,137,956)	$(1,073,540)
Shares issued for cash at $4.00 per share - September 9, 2008	100,000	100	399,900	(400,000)	-	-	-
Unrealized loss on marketable securities	-	-	-	-	(215,000)	-	(215,000)
Net loss	-	-	-	-	-	(692,865)	(692,865)
Balance, May 31, 2009	9,634,216	9,634	5,054,782	-	(215,000)	(6,830,821)	(1,981,405)
Shares issued for debt settlement at $0.12 per share - December 7, 2010 (Note 4)	14,801,562	14,802	1,761,384	-	-	-	1,776,186
Beneficial conversion feature (Note 6)	-	-	592,062	-	-	-	592,062
Shares issued for cash at $0.20 per share - December 8, 2010	1,750,000	1,750	348,250	-	-	-	350,000
Unrealized loss on marketable securities	-	-	-	-	(190)	-	(190)
Loss on disposal of marketable securities	-	-	-	-	215,190	-	215,190
Net loss	-	-	-	-	-	(1,327,789)	(1,327,789)
Balance, May 31, 2010	26,185,778	26,186	7,756,478	-	-	(8,158,610)	(375,946)
Shares returned to treasury pursuant to St. Elias settlement ( Notes 3 and 4)	(12,500)	-	(2,000)	-	-	-	(2,000)
Net loss	-	-	-	-	-	(330,570)	(330,570)
Balance, May 31, 2011 (audited)	26,173,278	$26,173	$7,754,491	$-	$-	$(8,489,180)	$(708,516)

The accompanying notes are an integral part of these financial statements.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An Exploration stage company)
STATEMENTS OF CASH FLOWS
(Audited)

				Inception
				(April 5, 2004)
		Year ended	Year ended	to May 31,
		May 31, 2011	May 31, 2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(330,570)	$(1,327,789)	$(8,489,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash mineral property expenditures		-	165,010	7,580,010
Non-cash legal settlements		(2,000)		(2,000)
Non-cash net gain on settlement		-	-	(5,490,784)
Non-cash disposal of available for sale securities		-	215,190	215,190
Non-cash gain on extinguishment of accrued liability		-	-	(30,000)
Stock-based compensation		-	-	1,354,171
Non-cash interest related to beneficial conversion feature		-	592,062	592,062
Changes in operating assets and liabilities:
Increase in deposits		-	-	(100,010)
Accrued interest on shareholder’s loan		4,245	87,383	341,027
Due from related parties		(6,000)	-	110,500
Prepaid expenses		(229)	-	(229)
Accounts payable and accrued liabilities		216,389	162,496	1,384,838

NET CASH USED IN OPERATING ACTIVITIES		(118,165)	(105,648)	(2,534,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on mineral property		(200,000)	-	(200,000)
Proceeds on disposal of available for sale securities		-	54,810	54,810

NET CASH (USED IN)PROVIDED BY INVESTING ACTIVITIES		(200,000)	54,810	(1,45,190)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock		-	350,000	924,167
Proceeds from shareholder advances		327,500	25,904	2,091,904
Repayment of shareholder advances		(5,000)	(325,000)	(330,000)

		322,500	50,904	2,686,071
NET CASH PROVIDED BY FINANCING ACTIVITIES

NET INCREASE IN CASH		4,335	66	6,476

CASH, BEGINNING		2,141	2,075	-

CASH, ENDING		$6,476	$2,141	$6,476

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES
Cash paid during the period for:
Interest		$-	$-	$-
Income taxes		$-	$-	$-

Shares issued for settlement of liability	$		$1,776,186	$2,872,264

Shares issued as deposit on option to purchase in mineral properties		$-	$-	$65,000

The accompanying notes are an integral part of these financial statements.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 (Audited)

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

During 2007, the Company entered the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North America and Internationally. During this period the Company entered into Option Agreements to obtain mineral leases in Canada, Panama, Peru and Nigeria. On April 1, 2011, the Company entered into an Option Agreement to acquire mineral leases in Botswana, Africa (see Note 3(d)).

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

Going concern
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $8,489,180. As at May 31, 2011, the Company has a working capital deficit of $381,771. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 (Audited)

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

Asset Retirement Obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company’s financial position or results of operations. As of May 31, 2011, any potential costs relating to the ultimate disposition of the Company’s mineral property interests are not yet determinable.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, “Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

As of May 31, 2011, the Company has no shares classified as available for sale securities. During the year ended May 31, 2010 the Company sold all of the shares previously classified as available for sale for net proceeds to the Company of $54,810 and realized a loss of $215,190.

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

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters,” foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. At May 31, 2011, the Company has not recorded any translation adjustments into stockholders’ equity.

Stock-based Compensation
On June 1, 2006, the Company adopted FASB ASC 718-10, “Compensation-Stock Compensation”, under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

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
MAY 31, 2011 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles, Goodwill and Other. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-28 to have a material effect on the Company’s financial position, results of operations or cash flows.

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

On December 1, 2007, the Company entered into an extension agreement with St. Elias (the “December Extension Agreement”). The December Extension Agreement (i) acknowledged that in accordance with the terms and provisions of the Property Option Agreement, the Company must incur and pay exploration expenditures of not less than $500,000 prior to January 17, 2008, and (ii) provided an extension until March 31, 2008 to incur and pay such Exploration Expenditures. On June 4, 2008, an indefinite extension was granted by St. Elias to pay such Exploration Expenditures, based on the Operator’s work on schedule.

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

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 (Audited)

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

a) Vilcoro Gold Property (continued)
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

On May 5, 2010, the Company entered into a mutual release with St. Elias pursuant to which St. Elias and the Company agreed to release one another from all causes of action, claims and demands of any nature of kind whatsoever arising out of or in any way related to any of the subject matter of the Statement of Claim. As part of the mutual release St. Elias agreed to return the 12,500 shares of common stock previously issued to the Company. Accordingly, during the year ended May 31, 2010, the related acquisition costs totaling $165,010 were written off to loss on option deposit. On July 12, 2010, the 12,500 shares were returned to treasury and cancelled with the estimated fair value of $2,000 being recorded as legal settlement during the year.

During fiscal 2009, the Company recorded a mineral property recovery of $50,000 in connection with the return of funds originally paid into trust to fund exploration activities.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 (Audited)

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

(b) San Juan Property
On November 16, 2006, the Company entered into a Property Option Agreement with Petaquilla Minerals Ltd (“Petaquilla”). Petaquilla therein granted the Company the sole and exclusive option to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama owned and controlled by Petaquilla’s wholly-owned subsidiary.

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

As of May 31, 2008, the Company had received $100,000 and the return of the 1,000,000 restricted shares of the Company’s common stock with an estimated fair value of $5,440,000. In addition, the Company recorded the 100,000 common shares of Petaquilla, with an estimated fair value of $270,000, as accounts receivable as of May 31, 2008. The total proceeds of $5,810,000 was included in amounts recorded as gain on settlements during 2008.

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

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 (Audited)

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

(d) Botswana leases
On March 14, 2011 the Company entered into a formal Share Purchase Agreement (the “Agreement”) with Tignish (PTY) Ltd., a Botswana company (the “Vendor”), to purchase 95 percent of the issued and outstanding shares (the “Shares”) of Bonnyridge (PTY) Ltd., also a Botswana company (“Bonnyridge”), which is the legal and beneficial owner of three mineral license blocks located in Northwestern Botswana, Africa (the “Property”).

In accordance with the terms of the Agreement, and in order to purchase the Shares, the Company was required to provide the Vendor with: (i) an initial cash payment of $200,000 by April 20, 2011 (paid); (ii) a further cash payment of $100,000 on or before closing; and (iii) 6,500,000 restricted common shares of the Company at closing; and which closing was required to occur prior to April 29, 2011 unless otherwise mutually determined. The closing date was subsequently extended to provide adequate time to obtain final regulatory approvals in Botswana. These regulatory approvals were obtained on July 22, 2011. The further cash payment of $100,000 was paid on July 29, 2011 and the 6,500,000 restricted common shares of the Company were issued to the Vendor on August 2, 2011.

In order to maintain its property interests, Bonnyridge continues to be obligated to provide the Vendor with $900,000 payable in three instalments of $300,000 per year over a three-year period. The two cash payments made by the Company to the Vendor of $200,000 and $100,000 respectively noted above, will be applied against the $300,000 instalment due for the first year. In addition, the Company must carry out an exploration program on the 2,965.6 square km of mineral rights with an expenditure commitment over the three-year period of $1,750,000.

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

On December 1, 2006, the Company issued 1,000,000 common shares valued at $7,400,000 in connection with the San Juan Property Option Agreement.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 (Audited)

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

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

Effective December 7, 2009, the Board of Directors of the Company authorized the issuance of an aggregate of 14,801,562 shares of the Company’s Common Stock in settlement of a total of $1,776,186 at $0.12 per share. In connection with the conversion of the promissory note, we recognized a beneficial conversion feature of $592,062 which was charged to Additional Paid-in Capital. (refer to Note 6).

On February 1, 2010, a majority of the Board of Directors approved by way of a stock dividend to undertake a reverse stock split of the common stock of the Company on a 1 new shares for 4 old share basis, effectuated on June 18, 2010, decreasing outstanding shares from 104,743,062 to 26,185,778.

On July 12, 2010, the Company returned to treasury and cancelled the 12,500 common shares with an estimated fair value of $2,000 in connection with the settlement with St. Elias (Refer to Note 3a).

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 (Audited)

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

A summary of the Company’s stock options as of May 31, 2011, and changes during the year then ended is presented below:

	Number of	Weighted average	Weighted average remaining
	Options	exercise	Contractual life
		Price per share	(in years)

Outstanding at May 31, 2009	462,500	$4.15	8.12
Granted during the year	-	-	-
Exercised during the year	-	-	-

Outstanding at May 31, 2010	462,500	4.15	7.12
Granted during the period	-	-	-
Exercised during the period	-	-	-
Cancelled during the year	(462,500)	4.15	-

Outstanding at May 31, 2011	-	-	-

NOTE 6 – SHAREHOLDERS’ LOANS

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

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 (Audited)

NOTE 6 – SHAREHOLDER’S LOAN (continued)

Effective December 7, 2009, the Board of Directors of the Company authorized the settlement of the remaining outstanding advances and accrued interest aggregating to $1,776,186. This Debt was evidenced by a demand convertible promissory note dated December 1, 2009 in the principal amount of $1,776,186 issued to the above significant shareholder. In accordance with the terms and provisions of the Promissory Note, in the event the Company was unable to repay the debt, the debt could be satisfied by way of conversion of the debt into shares of the Company’s restricted common stock at $0.12 per share. Subsequently the shareholder assigned a proportionate right of its title and interest in and to the debt and the convertible promissory note to certain Assignees. On December 7, 2009, the Company received notices of conversion from the respective Assignees, pursuant to which the Board of Directors of the Company authorized the issuance of an aggregate of 14,801,562 shares of the Company’s Common Stock proportionately to the Assignees in settlement of the $1,776,186 at the rate of $0.12 per share. In connection with the Convertible Promissory Note, the Company recognized a beneficial conversion feature of $592,062 which was charged to Additional Paid-in Capital.

During the year ended May 31, 2011 two shareholders advanced the Company $322,500 (net of repayments of $5,000). These amounts were unsecured, bear interest at 5% per annum and have a two year term. Interest and principal are due at the end of the term of the loan. As of May 31, 2011, a total of $326,745 in principal and accrued interest is due to the shareholders.

NOTE 7 – DUE FROM RELATED COMPANY

During the year the Company advanced $6,000 to Morgan Creek Energy Corp., a company with certain directors in common with the Company. These advances are non-interest bearing, unsecured and without specific terms or repayment.

NOTE 8 – INCOME TAXES

The Company has adopted the FASB ASC 740-10 for reporting purposes. As of May 31, 201 and May 31, 2010, the Company had net operating loss carry forwards of approximately $6,540,000 and $6,210,000 respectively that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The applicable federal and state statutory tax rates used in determining the Company’s income tax provisions deferred tax asset are as follows:

	2011	2010

Federal income tax provision at statutory rate	35.0%	35.0%
States income tax provision at statutory rates, net of federal income tax effect	0.0%	0.0%

Total income tax provision	35.0%	35.0%

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 (Audited)

NOTE 8 – INCOME TAXES (continued)

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes. The components of these differences are as follows:

	2011	2010
Federal net operating loss	$(330,570)	$(1,327,789)
Corporate tax rate	35%	35%
Expected tax recovery (expense)	115,699	464,726
Less:
Non-deductible interest related to note conversion	-	(207,222)
Change in valuation allowance	(115,699)	(257,504)
Future income tax provision	$-	$-

The Company’s deferred tax assets are as follows:

	2011	2010
Deferred tax assets
Net operating loss carry forwards	$2,290,031	$2,174,332
Total deferred tax assets	2,290,031	2,174,332
Valuation allowance	(2,290,031)	(2,174,332)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of May 31, 2011 and May 31, 2010 was $2,290,031 and $2,174,332, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of May 31, 2011 and May 31, 2010.

SONO RESOURCES, INC.
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011 (Audited)

NOTE 9 – LEGAL PROCEEDINGS

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

NOTE 10 – SUBSEQUENT EVENTS

Botswana leases (see Note 3(d))

Effective July 25, 2011, we completed the acquisition from Tignish of 95% of the issued and outstanding shares of Bonnyridge, which is the legal and beneficial owner of three mineral license blocks located in northwestern Botswana, Africa. Both Tignish and Bonnyridge are companies incorporated under the laws of Botswana. Tignish was the registered and beneficial owner of 950 common shares of Bonnyridge (the “Purchased Shares”), representing 95% of the issued and outstanding shares of Bonnyridge. Pursuant to the Share Purchase Agreement, as amended Tignish has sold, and the Company has purchased, the Purchased Shares for the following consideration: (i) an initial cash payment of US$200,000 ( paid April 20, 2011); (ii) a further cash payment of US$100,000 ( paid July 29, 2011); and (iii) 6,500,000 restricted common shares of the Company ( issued July 31, 2011).

Effective on August 11, 2011, we entered into an agreement in principle to acquire the remaining 5% of the shares of Bonnyridge Pty to hold 100% of the shares.

Under its prior and recently completed purchase agreement Sono acquired 95% of Bonnyridge. Sono was required to pay $900,000 in cash over a three-year period and issue 6.5 million shares to the then share vendors; of which $300,000 had been paid and all said shares had been issued.

Sono has now acquired the remaining 5% Shares by paying $100,000 in cash (paid September 7, 2011) and issuing 1,000,000 additional shares from treasury; thereby also eliminating the additional cash payments of $600,000, which had been required under its prior purchase agreement for Sono.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 31, 2011, which is the end of the fiscal period covered by this Annual Report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2011.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon this assessment, we determined that our internal control over financial reporting as of May 31, 2011 was not effective.

Management identified the following material weakness in internal control over financial reporting: the Company does not maintain an adequate purchasing/accounts payable system. Management has resolved this weakness by instituting improved and timely monthly reconciliations of accounts payables as well as improving the management review process to ensure any adjustments are identified and recorded in a timely basis.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Name	Age	Position Held
Peter Wilson	43	President, Chief Executive Officer and Director
William D. Thomas	60	Chief Financial Officer and Director
Paul Robert Lindsay	57	Director
Angelo Viard	35	Director
Luc Antoine	58	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Peter Wilson. Mr. Wilson has been our President, Chief Executive Officer and a member of our Board of Directors since April 5, 2011. During the past 20 years, Mr. Wilson has been involved in senior level management of public companies through his private investment firm which is based in Vancouver, Canada. His experience spans a wide range of project finance, development and contract negotiations within the mining, energy and real estate industries. His business experience includes international assignments in the United Kingdom, Canada, the United States, Switzerland and Norway. From December 3, 2009 to present, Mr. Wilson has served as Vice President of Business Development and a member of the Board of Directors of Mainland Resources, Inc., a reporting company quoted on the OTC Bulletin Board. From September 2008 to present, Mr. Wilson has served as the President/Chief Executive Officer and a director of Morgan Creek Energy Corp., a reporting company quoted on the OTC Bulletin Board. From April 2007 through October 2009, Mr. Wilson was the president and a director of Hana Mining Ltd., a publicly TSX-V listed exploration company seeking to develop a copper-silver resource in Botswana, Africa. Additionally, during 2005 and 2006, he served as the president and chief executive officer of Sun Oil and Gas Corp.

William D. Thomas. Mr. Thomas has been our Chief Financial Officer and a member of our Board of Directors since April 5, 2011. Mr. Thomas has over thirty years of experience in the finance and accounting areas for the natural resource sector. Mr. Thomas has served as Chief Financial Officer, Secretary and Treasurer of Mainland Resources, Inc., a reporting company quoted on the OTC Bulletin Board, from July 2008 through September 2009 and from March 2010 to the present. In addition, Mr. Thomas has served as a director of Mainland Resources since September 2009. From August 2008 to present, Mr. Thomas has served as Chief Financial Officer, Secretary, Treasurer and a director of Mercer Gold Corp., a reporting company quoted on the OTC Bulletin Board. From January 2009 to present, Mr. Thomas has served as Chief Financial Officer, Secretary and Treasurer of Morgan Creek Energy, Inc., a reporting company quoted on the OTC Bulletin Board. In July 2007 Mr. Thomas took on the role of Chief Financial Officer for two public resource companies; Hana Mining Inc. (TSX-V: HMG) and NWT Uranium Corp (TSX-V: NWT; OTCBB: NWURF). Mr. Thomas resigned from NWT Uranium Corp. and Hana Mining Inc in July 2008 and March 2010, respectively. Mr. Thomas held various successive management positions with Kerr McGee Corporation’s China operations based in Beijing, China, ending in 2004 with his final position as Director of Business Services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field.

Mr. Thomas attained his Chartered Accountant (CA) designation from the Canadian Institute of Chartered Accountants in 1977. He holds an Honors Bachelor of Commerce and Finance from the University of Toronto, Ontario, Canada.

Paul Robert Lindsay. Mr. Lindsay has been a member of our Board of Directors since April 5, 2011. Mr. Lindsay has over 33 years of mineral and mining experience, focused on management and mine development. He has experience in both underground and surface mining and development of flat and decline mining operations. He is a specialist in development and construction and has a long history with Managing Civil & Mechanical Construction on surface and underground, as well as environmental management working towards I.S.O 14001 accreditation.

Mr. Lindsay was most recently a mining consultant to Koidu Holdings from January 2010 until present. He was the Mining Manager at the Geita Gold Mine operated by Anglo Gold Ashanti in Tanzania from 2007 to 2010 and was also the Mining Manager at their Yatela Gold Mine in Mali during that time. He was the Senior Mining Engineer for De Beers’ Venetia Mine in South Africa (1997-2007) and the Mine Overseer at De Beers’ Finsch Mine, also located in South Africa (1981 to 1997).

A resident of South Africa, Mr. Lindsay is an Associate Member of the South African Institute of Mining & Metallurgy and Fellow Member of the Institute of Quarrying.

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

Luc Antoine. Luc Antoine has been a member of our Board of Directors since May 31, 2011. Dr. Antoine is a professional geologist and geophysicist who has worked on the African continent in such countries as Algeria, Libya, Tanzania, Sudan, Mozambique, South Africa, Angola, Congo, Gabon, Mauritania, Senegal, Morocco and Botswana for over 20 years. His expertise is focused on exploration, data security and quality control, data acquisition, and on data interpretation.

Dr. Antoine is co-founder and technical director of GeX Surveys, a company specializing in airborne geophysical data acquisition contracting services since 2006. He is also co-founder and technical director of Geoscientific Exploration Services, a company offering geological, geotechnical, remote sensing and geophysical consulting and contracting services since 1999.

During his career, Dr. Antoine has been extensively involved in developing exploration programmes for leading mining and mineral companies including Anglo American Gold Corporation (1986 to 1987) and Anglo American Gold’s base metals operations (1980 to 1986), as well as Falconbridge Exploration (1973 and 1978 to 1979). He also taught exploration methodology at the University of the Witwatersrand from 1987 to 2002.

A resident of South Africa, Dr. Antoine is an Associate Member of South African Geophysical Association (President 1993), a member of the Geological Society of South Africa, the European Association of Geoscientists and Engineers, and the Society of Exploration Geophysicists.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge and belief, none of our directors or executive officers has been involved in any of the following events during the past ten years that is material to an evaluation of the ability of such person to serve as an executive officer or director of our Company:

1.

a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	(ii)	engaging in any type of business practice; or

	(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3(i) above, or to be associated with persons engaged in any such activity;

5.

such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	(i)	any Federal or State securities or commodities law or regulation;

(ii)

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the United States Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

We are not aware of any material legal proceedings in which any of the following persons is a party adverse to our Company or has a material interest adverse to our Company: (a) any current director, officer, or affiliate of the Company, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company; (b) any person proposed for appointment or election as a director or officer of our Company; or (c) any associate of any such person.

Code of Ethics

We have adopted a Code of Ethics, which applies to our Board of Directors (we note that our officers are also directors). The text of our Code of Ethics is posted on our corporate website (www.sonoresourcesinc.com), and we undertake to provide any person without charge, upon request, a copy of our code of ethics, which may be requested by writing to us or calling us as follows:

Sono Resources, Inc.
2533 N. Carson Street, Suite 125
Carson City, Nevada 89706
Telephone: (775) 348-9330

Audit Committee

We do not have a separate Audit Committee. Our entire board of directors serves as our Audit Committee. We have not identified William Thomas as a financial expert serving on our board of directors/Audit Committee. However, because Mr. Thomas also serves as an officer of the Company, we do not consider him to be independent.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended May 31, 2011, except as follows:

Name	Position Held	Late or Unfiled Report
Peter Wilson	President, Chief Executive Officer and Director	Form 3 upon becoming director and officer filed late
William D. Thomas	Chief Financial Officer and Director	Form 3 upon becoming director and officer not filed
Paul Robert Lindsay	Director	Form 3 upon becoming director not filed
Angelo Viard	Director	N/A
Luc Antoine	Director	Form 3 upon becoming director not filed

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended May 31, 2010 and 2011.

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
Peter Wilson President & Chief Executive Officer	2010(1) 2011(1)	$	N/A 11,200	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	$	N/A 11,200
William Thomas Chief Financial Officer	2010(2) 2011(2)	$	N/A 2,240	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	$	N/A 2,240
Marcus Johnson (Former) President, Chief Executive Officer and Chief Financial Officer	2010(3) 2011(3)	$	Nil 35,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$	Nil 35,000

(1)	Mr. Wilson was appointed as our President and Chief Executive Officer on April 5, 2011.
(2)	Mr. Thomas was appointed as our Chief Financial Officer on April 5, 2011.
(3)	Mr. Johnson resigned as our President, Chief Executive Officer and Chief Financial Officer on April 5, 2011.

Outstanding Equity Awards

As at May 31, 2011 there were no unexercised options, stock that had not vested or outstanding equity incentive plan awards with respect to any of our officers or directors.

Compensation of Directors

Except as disclosed below, we did not pay our directors any fees or other compensation for acting as directors during our fiscal year ended May 31, 2011. Certain of our current or former directors serve or have served as officers of the Company, and any compensation they received due to their service as an officer is disclosed in the table above and is not included in the table below.

Director Compensation
Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Marcus Johnson (1)(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Peter Wilson(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
William Thomas(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paul Lindsay	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Angelo Viard	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Luc Antoine	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	See summary compensation table above.
(2)	Mr. Johnson resigned as a director on April 5, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this annual report by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)	Percentage of class(3)
Persons owning more than 5% of voting securities
Common Stock	Brian Hambleton Jones South Africa	3,250,000	9.7%
Common Stock	Marc Paul Lindsay South Africa	3,050,000	9.1%
Officers and Directors
Common Stock	Peter Wilson	1,250,000	3.7%
Common Stock	William D. Thomas	Nil	Nil
Common Stock	Paul Robert Lindsay	Nil	Nil
Common Stock	Angelo Viard	Nil	Nil
Common Stock	Luc Antoine	Nil	Nil

Common Stock	All executive officers and directors as a group (five persons)	1,250,000	3.7%

1.	The address of our officers and directors our Company’s address, which is Suite 125-2533 N. Carson Street, Carson City, Nevada 89706.
2.

Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

3.	Based on 33,673,278 shares of our common stock issued and outstanding as of September 13, 2011.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of the following parties has, in the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

1.	any of our directors or officers;

2.	any person proposed as a nominee for election as a director;

3.	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

4.	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

De Joya Griffith & Company, LLC served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended May 31, 2011 and 2010. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended	Year Ended
	May 31, 2011	May 31, 2010
Audit Fees	$35,750	$32,000
Audit-Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$35,750	$32,000

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our Board of Directors’ policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15.	EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Change (11)
3.3	Bylaws(1)
3.4	Amended Bylaws (2)
3.5	Articles of Merger and Plan of Merger of Geneva Resources Inc. filed with the Nevada Secretary of State of February 10, 2011(10)
10.1	2007 Stock Incentive Plan of Geneva Resources, Inc. (9)
10.2	Letter Agreement with Atlantic Ltd. (1)
10.3	Mineral Property Option Agreement between War Eagle Mining Company Inc. and Revelstoke Industries Inc. dated October 20, 2006 (3)
10.4	San Juan Property Option Agreement between Petaquilla Minerals Ltd. and Revelstoke Industries Inc. dated November 16, 2006 (4)
10.5	Letter of Intent between Geneva Gold Corporation and St. Elias Mines Ltd. dated January 22, 2007 (5)
10.6	Vilcoro Property Option Agreement between ST. Elias Mines Ltd. and Geneva Gold Corporation dated January 22, 2007 (6)
10.7	Property Financing and Operating Agreement between Allied Minerals and Geneva Resources Inc. dated April 24, 2007 (7)
10.8	Executive Services Agreement between Geneva Resources Inc. and Stacey Kivel dated May 24, 2007 (8)
10.9	Mutual Release between Geneva Resources Inc. and St. Elias Mines Ltd. (12)
10.10	Share Purchase Agreement dated March 14, 2011(13)
10.11	Amending Agreement dated April 20, 2011(14)
10.12	Amending Agreement dated May 18, 2011(15)
10.13	Amending Agreement dated June 15, 2011(16)
10.14	Further Amending Agreement dated July 22, 2011 (17)
10.15	Agreement in Principle dated August 10, 2011(18)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-1 filed with the SEC on February 17, 2005 and incorporated herein by this reference.
(2)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on January 23, 2006 and incorporated herein by this reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2006 and incorporated herein by this reference.
(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2006 and incorporated herein by this reference.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2007 and incorporated herein by this reference.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2007 and incorporated herein by this reference.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2007 and incorporated herein by this reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007 and incorporated herein by this reference.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2009 and incorporated herein by this reference.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2011 an incorporated herein by this reference.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2010 and incorporated herein by this reference
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2010 and incorporated herein by this reference
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2011 an incorporated herein by this reference.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2011 an incorporated herein by this reference.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2011 an incorporated herein by this reference.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2011 an incorporated herein by this reference.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2011 an incorporated herein by this reference.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2011 an incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONO RESOURCES INC.

By:	“Peter Wilson”
Peter Wilson
President, Chief Executive Officer and a director
Date: September 13, 2011

By:	“William D. Thomas”
William D. Thomas
Chief Financial Officer and a director
Date: September 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

“Peter Wilson”	President, Chief Executive Officer and a director	September 13, 2011
Peter Wilson

“William D. Thomas”	Chief Financial Officer and a director	September 13, 2011
William D. Thomas

“Luc Antoine”	Director	September 13, 2011
Luc Antoine