Form 10-Q
period 2011-08-31
Sono Resources, Inc.
filed 2011-10-24
CIK 1318196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:         000-51583

SONO RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0441019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2533 N. Carson Street, Suite 125 Carson City, NV	89706
(Address of principal executive offices)	(Zip Code)

(775) 348-9330
Registrant's telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 33,673,278 shares of common stock as of October 20, 2011.

SONO RESOURCES, INC. AND SUBSIDIARY

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
August 31, 2011

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in our annual report on Form 10-K for the year ended May 31, 2011, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors or any of them may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements in this quarterly report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in our annual report on Form 10-K for the year ended May 31, 2011.

The forward-looking statements in this quarterly report are made as of the date of this quarterly report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited interim consolidated financial statements of Sono Resources, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

It is the opinion of management that the unaudited interim consolidated financial statements for the three months ended August 31, 2011 and 2010 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company's audited annual financial statements for the year ended May 31, 2011. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company's audited annual financial statements as of and for the year ended May 31, 2011.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2011
(Unaudited)

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2011	May 31, 2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash Due from related company ( Note 7) Prepaid expenses Deposit on mineral property (Note 3)	$ 29,927 6,000 229 -	$ 6,476 6,000 229 200,000

TOTAL CURRENT ASSETS	36,156	212,705
PROPERTY & EQUIPMENT MINERAL PROPERTY COSTS ( Note 3)	60,667 4,898,929	- -
TOTAL ASSETS	$4,995,752	$ 212,705

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 859,744	$ 594,476
Due to related parties (Note 8)	52,203	-

TOTAL CURRENT LIABILITIES	911,947	594,476
SHAREHOLDERS' LOANS AND ACCRUED INTEREST ( Note 6)	497,445	326,745
TOTAL LIABILITIES	1,409,392	921,221

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 4)
Authorized
50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
33,673,278 shares of common stock (May 31, 2011 -26,173,278)	33,673	26,173
Additional paid-in capital	12,236,991	7,754,491
Deficit accumulated during the exploration stage	(8,684,304)	(8,489,180)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,586,360	(708,516)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,995,752	$ 212,705

The accompanying notes are an integral part of these consolidated financial statements.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended August 31, 2011	Three months ended August 31, 2010	Inception (April 5, 2004) August 31, 2011

REVENUE	$ -	$ -	$ 46,974

DIRECT COSTS	-	-	56,481

GROSS MARGIN (LOSS)	-	-	(9,507)

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	31,211	3,201	268,590
Consulting fees	37,142	15,000	853,627
Marketing expenses	-	-	894,738
Management fees	51,520	-	1,341,366
Mineral property expenditures (Note 3)	-	-	8,258,312
Professional fees	69,550	5,805	1,319,495

TOTAL GENERAL & ADMINISTRATION EXPENSES	(189,423)	(24,006)	(12,933,128)

NET OPERATING LOSS	(189,423)	(24,006)	(12,942,635)

OTHER INCOME (EXPENSES)
Gain on extinguishment of accrued liability	-	-	30,000
Loss on option deposit	-	-	(170,474)
Net gain on settlements	-	-	5,590,784
Loss on disposal of available for sale securities	-	-	(215,190)
Legal settlements	-	(38,000)	(38,000)
Beneficial conversion feature	-	-	(592,062)
Interest expense	(5,700)	-	(346,727)

TOTAL OTHER INCOME (EXPENSE)	(5,700)	(38,000)	4,252,309

NET LOSS	(195,123)	(62,006)	(8,684,304)

COMPREHENSIVE LOSS
Change in market value of securities	-	-	(215,190)
Loss realized on disposal of securities	-	-	215,190

COMPREHENSIVE LOSS	$ (195,123)	$ (62,006)	$ (8,684,304)

LOSS PER COMMON SHARE - BASIC	$ (0.01)	$ (0.00)

COMPREHENSIVE LOSS PER COMMON SHARE - BASIC	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	28,233,061	26,176,403

The accompanying notes are an integral part of these consolidated financial statements.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended August 31, 2011	Three months ended August 31, 2010	Inception (April 5, 2004) to August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(195,123)	$ (62,006)	$ (8,684,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash mineral property expenditures	-	-	7,580,000
Non-cash legal settlements	-	38,000	(2,000)
Non-cash net gain on settlement	-	-	(5,490,784)
Non-cash disposal of available for sale securities	-	-	215,190
Non-cash gain on extinguishment of accrued liability	-	-	(30,000)
Stock-based compensation	-	-	1,354,171
Non-cash interest related to beneficial conversion feature	-	-	592,062
Changes in operating assets and liabilities:
Increase in deposits	-	-	(100,010)
Accrued interest on shareholder's loan	5,700	-	346,727
Accounts payable and accrued liabilities Change in prepaids	165,267 -	- 22,262	1,550,105 (229)

NET CASH USED IN OPERATING ACTIVITIES	(24,156)	(1,744)	(2,669,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of available for sale securities Mineral property deposits Mineral property expenditures- capitalized Acquisition of fixed assets Cash for acquisition of Bonnyridge	- - (8,929) (60,667) (100,000)	- - - - -	54,810 (200,000) (8,929) (60,667) (100,000)

NET CASH USED IN INVESTING ACTIVITIES	(169,596)	-	(314,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	-	924,167
Advances from related parties	52,203	-	162,703
Advances from shareholders	165,000	-	2,256,904
Repayment of shareholder advances	-	-	(330,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	217,203	-	3,013,774

NET INCREASE (DECREASE) IN CASH	23,451	(1,744)	29,927

CASH, BEGINNING	6,476	2,141	0

CASH, ENDING	$ 29,927	$ 397	$ 29,927

The accompanying notes are an integral part of these consolidated financial statements.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -
Non- cash investing and financing activities:

This is a summary of the Bonnyridge acquisition components:

Mineral properties acquired in connection with acquisition of Bonnyridge	$ 4,890,000

Mineral property deposits used in acquisition of Bonnyridge	$ (200,000)	$ -	$ (200,000)

Shares issued in connection with acquisition of Bonnyridge	$ (4,490,000)	$ -	$ (4,490,000)

Payable issued in connection with acquisition of Bonnyridge	$ (100,000)	$ -	$ (100,000)

Cash paid during period in connection with acquisition of Bonnyridge	$ 100,000

The accompanying notes are an integral part of these consolidated financial statements.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011 (unaudited)

NOTE 1 -BASIS OF PRESENTATION

Basis of Presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2011 audited financial statements. The results of operations for the periods ended August 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

Unaudited Condensed and Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2011 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $8,684,304. As at August 31, 2011, the Company has a working capital deficit of $875,791. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Bonnyridge (PTY) Ltd., a Botswana company, acquired effective August 2, 2011 (refer to Note 3). All significant inter-company transactions and account balances have been eliminated upon consolidation.

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the period. Accordingly, actual results could differ from those estimates.

Mineral Property Expenditures

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930-805, "Extractive Activities-Mining," when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

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

Prior to the date of these consolidated financial statements, the Company has incurred only property option payments and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

Asset Retirement Obligations

The Company has adopted the provisions of FASB ASC 410-20 "Asset Retirement and Environmental Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of August 31, 2011, any potential costs relating to the ultimate disposition of the Company's mineral property interests are not yet determinable.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Net Income (Loss) per Share

The Company computes income (loss) per share in accordance with FASB ASC 260-10, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the consolidated statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Foreign Currency Translation

The consolidated financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, "Foreign Currency Matters," foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. At August 31, 2011, the Company has not recorded any translation adjustments into stockholders' equity.

Stock-based Compensation

On June 1, 2006, the Company adopted FASB ASC 718-10, "Compensation-Stock Compensation," under this method, compensation cost recognized for the year ended May 31, 2007 included: a) compensation cost for all share-based payments

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

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

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on the Company's financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles, Goodwill and Other. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-28 to have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 3 -MINERAL EXPLORATION PROPERTIES

Botswana leases

On March 14, 2011 the Company entered into a formal Share Purchase Agreement (the "Agreement") with Tignish (PTY) Ltd., a Botswana company (the "Vendor"), to purchase 95 percent of the issued and outstanding shares (the "Shares") of Bonnyridge (PTY) Ltd., also a Botswana company ("Bonnyridge"), which is the legal and beneficial owner of three mineral license blocks located in Northwestern Botswana, Africa (the "Property").

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

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011 (unaudited)

NOTE 3 -MINERAL EXPLORATION PROPERTIES (continued)

In addition to the consideration payable above, under this purchase agreement Sono was required to pay a further $600,000 in cash over a three-year period.

On August 11, 2011 Sono agreed to acquired the remaining 5% Shares of Bonnyridge by paying $100,000 (paid September 23 2011) in cash and issuing 1,000,000 additional restricted common shares from treasury (issued on August 30, 2011); thereby also eliminating the additional cash payments of $600,000 as referred to above.

For the period from August 2, 2001 to August 11, 2011, Bonnyridge had no significant operations or cash flows and accordingly the above transactions have been accounted for as a single business combination effective August 2, 2011 using the purchase method.

The fair value of the assets acquired and liabilities assumed effective August 2, 2011 are as follows:

Current assets	$ -
Mineral properties	4,890,000

Total assets acquired	4,890,000
Less: liabilities assumed	-

Net assets acquired = purchase price	$ 4,890,000

Purchase price made up as follows:
6,500,000 common shares at $0.60 per share	$ 3,900,000
1,000,000 common shares at $0.59 per share	590,000
Cash paid as of August 31, 2011	300,000
Cash payable as of August 31, 2011	100,000

$ 4,890,000

The results of operations and cash flows presented include those of the Company for all periods presented and those of Bonnyridge for all periods subsequent to August 2, 2011.

NOTE 4 - STOCKHOLDERS' DEFICIT

On August 2, 2011, the Company issued 6,500,000 common shares at $0.60 per share totalling $3,900,000, for the purchase of 95% of the shares of Bonnyridge Pty ( Note 3).

On August 30, 2011, the Company issued 1,000,000 common shares at $0.59 per share totalling $590,000, for the purchase of the remaining 5% shares of Bonnyridge Pty ( Note 3).

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011 (unaudited)

NOTE 6 - SHAREHOLDER'S LOANS

During the year ended May 31, 2011 two shareholders advanced the Company $322,500 (net of repayments of $5,000). These amounts were unsecured, bear interest at 5% per annum and have a two year term. Interest and principal are due at the end of the term of the loan. During the three months ended August 31, 2011, a further $165,000 was advanced on the same terms. As of August 31, 2011, a total of $497,445 in principal and accrued interest is due to the shareholders.

NOTE 7 - DUE FROM RELATED COMPANY

During the year ended May 31, 2011, the Company advanced $6,000 to Morgan Creek Energy Corp., a company with certain directors in common with the Company. These advances are non-interest bearing, unsecured and without specific terms or repayment.

NOTE 8 - DUE TO RELATED PARTIES

As of August 31, 2011, the Company owed related parties of Bonnyridge a total of $52,203 representing advances to fund the work program in Botswana.

NOTE 9 - SUBSEQUENT EVENTS

On September 14, 2011, the Company agreed to acquire three highly prospective mineral exploration licenses in Northwest Botswana totalling 1872.7 square kilometers.

The Company entered into a purchase and sale agreement with Pinette PTY Limited for the licences as follows:

(a) a refundable deposit of Canadian $50,000 payable with 10 business days of execution of the agreement;

(b) Canadian$50,000 payable on Closing (which shall be October 15, 2011 unless otherwise agreed by the parties);

(c) 250,000 common shares of Sono to be issued to Pinette (PTY) Limited on Closing.

On September 17, 2011, the Company granted 2,275,000 stock options to officers and directors of the Company at $0.50 per share. The term of these options are ten years. The total fair value of these options at the date of grant was $1,296,750 and was estimated using the Black-Scholes option pricing model with and expected life of 10 years, a risk free interest rate of 2.08%, a dividend yield of 0%, and expected volatility of 260%.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended August 31, 2011 and 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended August 31, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section entitled "Risk Factors" below and elsewhere throughout this quarterly report.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2011 audited financial statements. The results of operations for the periods ended August 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

Overview of our Business

We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North America and internationally. As of the date of this quarterly report, our mineral interests consist mainly of prospecting licences on exploration stage properties as discussed below. We have not established any proven or probable reserves on our mineral property interests.

We were incorporated under the laws of the State of Nevada on April 5, 2004 under the name "Revelstoke Industries, Inc." for the purpose of reclaiming and stabilizing land in preparation for construction in Canada. Effective November 27, 2006, we changed our name to "Geneva Gold Corp." Subsequently, effective March 1, 2007, we changed our name to "Geneva Resources, Inc." On February 10, 2011 we merged with our wholly-owned subsidiary, Sono Resources, Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. This merger became effective March 11, 2011 and we changed our name to Sono Resources, Inc. We are an exploration stage enterprise, as defined in FASB ASC 915 "Development Stage Entities."

Our principal offices are located at Suite 125, 2533 N. Carson Street, Carson City, Nevada 89706; our telephone number is (775) 348-9330. The principal offices of Bonnyridge (Pty) Ltd., our wholly-owned subsidiary, are located at Acumen park, Plot 50370, Fairgrounds Office Park, P.O. Box 1157, Gaborone, Botswana.

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

  Payment of $50,000 in cash (paid).

  The second payment of $100,000 in cash and issuance of 12,500 shares of the Company's common stock were due on or before the twelve month anniversary of the signing of the Property Option Agreement (paid and issued).

  The third payment of $200,000 in cash was due on or before the twenty fourth month anniversary of the signing of the Property Option Agreement.

We were also required to incur costs totaling $2,500,000 as follows:

  expenditures of $500,000 were to be incurred on or before the twelve month anniversary (subsequently indefinitely extended as described above) of the signing of the Property Option Agreement. ($551,000 was incurred from the inception of the agreement through May 31, 2009);

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

During fiscal 2009, we recorded a mineral property recovery of $50,000 in connection with the return of funds originally paid into trust to fund exploration activities.

San Juan Property

On November 16, 2006, we entered into a Property Option Agreement with Petaquilla Minerals Ltd ("Petaquilla"). Petaquilla therein granted us the sole and exclusive option to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama owned and controlled by Petaquilla's wholly-owned subsidiary.

During 2007, certain disputes arose between us and Petaquilla which were resolved during 2008 by way of a settlement agreement (the "Settlement"), mutual release and the ultimate termination of the original option agreement. Pursuant to the terms of the Settlement: (i) Petaquilla issued 100,000 shares of its common stock to us, subject to pooling and release in four equal monthly tranches commencing no later than December 31, 2008 and certain other conditions, (ii) the 1,000,000 shares of the restricted common stock that we previously issued to Petaquilla were returned to us; and (iii) the $100,000 that we previously paid in order to exercise the initial portion of the Option was returned to us.

As of May 31, 2008, we had received $100,000 and the return of the 1,000,000 restricted shares of our common stock with an estimated fair value of $5,440,000. In addition, we recorded the 100,000 common shares of Petaquilla, with an estimated fair value of $270,000, as accounts receivable as of May 31, 2008. The total proceeds of $5,810,000 was included in amounts recorded as gain on settlements during 2008.

During fiscal 2009, we received the 100,000 common shares receivable from Petaquilla, previously valued at $270,000. As of May 31, 2009, the 100,000 shares received had an estimated fair value of $55,000 ($0.55 per share). During 2010, we sold the shares for net proceeds to us of $54,810 for a loss on disposal of $215,190.

Amelia and San Martin

On November 20, 2009, we entered into a Letter Agreement with Glenn Patrick Schmitz ("Optionor") in connection with the proposed acquisition of an 80% interest in 39 mineral concessions located near Domyeko in Chile. The parties agreed to complete their due diligence and the execution of a Formal Agreement within 60 days of the execution of the Letter Agreement. The material terms and conditions (based on successful due diligence as defined) set out in the term sheet were as follows:

  We were to pay the Optionor $5,000 upon the parties execution of the Letter Agreement. Funds were paid on November 23, 2009.

  We would transfer and deliver 500,000 restricted common shares in our capital stock to the Optionor as follows: 125,000 shares as the initial tranche within thirty days of the Formal Agreement date; 250,000 shares upon the expiry of the first twelve month period after the Formal Agreement date; and 125,000 shares upon the expiry of the second twelve month period after the Formal Agreement date.

  We would pay the Optionor further amounts as follows: $300,000 prior to the first anniversary of the Formal Agreement date; an amount to be solely and exclusively determined by us in our judgment, based on the first year term drilling and exploration results, would be paid as exploration expenditures by us prior to the second anniversary; and an amount to be solely and exclusively determined by us in our judgment, based on the second year term drilling and explorations results, would be paid as exploration expenditures by us prior to the third anniversary.

Based on the results of the due diligence, we decided not to proceed with this proposed acquisition and made a request for a refund of the $5,000 deposit. As of May 31, 2010, the $5,000 was written off to loss on option deposit based on uncertainty as to collection.

Botswana Share Purchase Agreement

During the year ended May 31, 2011, we entered into a formal Share Purchase Agreement, as amended, (the "Share Purchase Agreement") with Tignish (PTY) Ltd., a Botswana company (the "Vendor"), to purchase 95 percent of the issued and outstanding shares of Bonnyridge (PTY) Ltd., also a Botswana company ("Bonnyridge"), which is the legal and beneficial owner of three mineral license blocks located in Northwestern Botswana, Africa (the "Property").

Effective July 25, 2011, we completed the acquisition from the Vendor of 950 common shares of Bonnyridge (the "Purchased Shares"), representing 95% of the issued and outstanding shares of Bonnyridge. Pursuant to the Share Purchase Agreement, the Vendor has sold, and the Company has purchased, the Purchased Shares for the following consideration: (i) an initial cash payment of US$200,000 (paid April 20, 2011); (ii) a further cash payment of US$100,000 (paid July 29, 2011); and (iii) 6,500,000 restricted common shares of the Company (issued July 31, 2011). In order to maintain its Property interests, Bonnyridge continued to be obligated to provide the Vendor with USD$900,000 payable in three instalments of USD$300,000 per year over a three-year period and, in addition, carry out an exploration program on the 2,965.6 square km of mineral rights covering the Property with an expenditure commitment over the three-year period of approximately USD$1,750,000. As such, Sono became obligated to pay such $900,000 in cash over a three-year period ($300,000 of which was covered by the two cash payments described above).

The foregoing description of the Share Purchase Agreement and the four amending agreements do not purport to be complete and are qualified in their entirety by reference to the Share Purchase Agreement and the four amending agreements that were filed as Exhibits to our current reports on Form 8-K filed with the SEC on April 7, 2011, April 29, 2011, May 25, 2011, June 21, 2011 and July 27, 2011, respectively, and incorporated by reference herein.

Effective on August 11, 2011, we entered into an agreement in principle to acquire the remaining 5% of the shares of Bonnyridge to hold 100% of its shares. Sono has now acquired the remaining 5% of the shares by paying $100,000 in cash (paid September 7, 2011) and issuing 1,000,000 additional shares from treasury (issued August 30, 2011); thereby also eliminating the additional cash payments of $600,000, which had been required under the Share Purchase Agreement described above.

The foregoing description of the agreement in principle does not does not purport to be complete and is qualified in its entirety by reference to the agreement in principle which was filed as an Exhibit to our current report on Form 8-K filed with the SEC on August 17, 2011, and is incorporated by reference herein.

Botswana Licenses Purchase and Sale Agreement

Subsequent to the three months ended August 31, 2011 we entered into a Purchase and Sale Agreement (the "Agreement"), dated effective September 14, 2011, with Pinette (Proprietary) Limited ("Pinette"), a company incorporated under the laws of the Republic of Botswana and Marc Paul Lindsay, the principal and sole shareholder of Pinette. The Agreement provides for the acquisition by our Company from Pinette of three mineral exploration licenses in northwest Botswana totalling 1872.7 square kilometers (the "Licenses").

Pursuant to the terms of the Agreement, the consideration to be paid by our Company to Pinette for the Licenses shall consist of a cash payment of CDN$100,000 together with 250,000 shares of our Company's common stock, payable as: (i) a refundable deposit of CDN$50,000 payable within 10 business days of execution of the Agreement; (ii) CDN$50,000 payable on Closing (which shall be October 15, 2011 unless otherwise agreed to by the parties); and (iii) 250,000 common shares of the Company to be issued to Pinette on Closing.

The foregoing description of the Purchase and Sale Agreement does not does not purport to be complete and is qualified in its entirety by reference to the Purchase and Sale Agreement which was filed as an Exhibit to our current report on Form 8-K filed with the SEC on September 20, 2011, and is incorporated by reference herein.

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
0	Target further leases for exploration potential and obtain further funding to acquire new development targets.
0	Review all available information and studies.
0	Digitize all available factual information.
0	Completion of a NI 43-101 Compliant Report with a qualified geologist familiar with mineralization in the respective area.
0	Determine feasibility and amenability of extracting the minerals.
0	Create investor communications materials, corporate identity.
0	Raise funding for mineral development.

Competition

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking metal and mineral based exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime metal and minerals exploration prospects and then exploit such prospects. Competition for the acquisition of metal and minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable metal and minerals exploration properties will be available for acquisition and development.

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

Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Minerals exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Quarterly Report, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

Subsidiaries

The Company has one wholly owned subsidiary, Bonnyridge (Pty) Ltd., a Botswana company.

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

We estimate that our exploration costs for the next twelve months will be approximately $1,750,000. In addition, we estimate that our other expenses during that period will be approximately $300,000, for total estimated expenditures of $2,050,000. As at August 31, 2011, we had cash on hand of $29,927, total current assets of $36,156, and a working capital deficit of $875,791. As such, we will require additional capital in order to pursue our plan of operations.

Results of Operations

The following table sets forth our results of operations from inception on April 5, 2004 to August 31, 2011 as well as for the three month periods ended August 31, 2011 and 2010.

	Three Months Ended	Three Months Ended	Inception (April 5, 2004) to
	August 31,	August 31,	August 31,
	2011	2010	2011
	$	$	$

Revenue	-	-	46,974
Direct Costs	-	-	56,481
Gross Margin (loss)	-	-	(9,507)
General and Administrative Expenses
Office and general	31,211	3,201	268,590
Consulting fees	37,142	15,000	853,627
Marketing expenses	-	-	894,738
Management fees	51,520	-	1,341,366
Mineral property expenditures	-	-	8,258,312
Professional fees	69,550	5,805	1,319,495
Total General and Administrative Expenses	(189,423)	(24,006)	(12,933,128)
Net Operating Loss	(189,423)	(24,006)	(12,942,635)
Other Income (Expense)
Gain on extinguishment of accrued liability	-	-	30,000
Loss on option deposit	-	-	(170,474)
Net gain on settlements	-	-	5,590,784
Legal settlement	-	(38,000)	(38,000)
Loss on disposal of available for sale securities	-	-	(215,190)
Beneficial conversion feature	-	-	(592,062)
Interest expense	(5,700)	-	(346,727)
Total Other Income (Expense)	(5,700)	(38,000)	4,258,331
Net loss for the Period	(195,123)	(62,006)	(8,684,304)
Comprehensive Loss
Change in market value of securities	-	-	(215,190)
Loss realized on disposal of securities	-	-	215,190
Comprehensive Loss	$(195,123)	$(62,006)	$(8,684,304)

Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010

Our comprehensive loss during the three months ended August 31, 2011 was ($195,123) compared to comprehensive loss of ($62,006) for three months ended August 31, 2010 (an increase in comprehensive loss of $133,207). During the three months ended August 31, 2011 and August 31, 2010, respectively, we did not generate any revenue.

During the three months ended August 31, 2011, we incurred general and administrative expenses in the aggregate amount of $189,423 compared to $24,006 incurred during the three months ended August 31, 2010 (an increase of $165,417). The general and administrative expenses incurred during the three months ended August 31, 2011 consisted of: (i) office and general of $31,211 (2010: $3,201); (ii) consulting fees of $37,142 (2010: $15,000); (iii) management fees of $51,520 (2010: Nil); and (iv) professional fees of $69,550 (2010: $5,805). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

This resulted in a net operating loss of ($189,423) during the three months ended August 31, 2011 compared to a net operating loss of ($24,006) during the three months ended August 31, 2010.

During the three months ended August 31, 2011, we recorded total other expense in the amount of ($5,700) compared to total other expense recorded during the three months ended August 31, 2010 in the amount of ($38,000). The other expense incurred during the three months ended August 31, 2011 consisted of: (i) interest expense of $5,700 (2010: $Nil); and (ii) legal settlements of $Nil (2010: $38,000).

This resulted in a comprehensive loss of ($195,123) during the period ended August 31, 2011 compared to a net operating loss of ($62,006) during the three months ended August 31, 2010.

The increase in comprehensive loss during three months ended August 31, 2011 compared to the three months ended August 31, 2010 is attributable primarily to higher general and administrative costs for consulting, professional and management fees as we increased our business activity in Botswana.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at August 31, 2011, our current assets were $36,156 and our current liabilities were $911,947, resulting in a working capital deficit of ($875,791). As at August 31, 2011, our total assets were $4,995,752 compared to total assets of $397 as at August 31, 2010. Total assets as at August 31, 2011 consisted of $29,927 in cash, $6,000 due from a related company and $229 in prepaid expenses. As at August 31, 2011, our current liabilities were $859,744 compared to current liabilities of $440,349 as at August 31, 2010. Our current liabilities consisted of $859,744 in accounts payable and accrued liabilities and $52,203 due to related parties.

Deficit accumulated during the exploration stage increased from ($8,489,180) as at May 31, 2011 to ($8,684,304) as at August 31, 2011.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended August 31, 2011, net cash flow used in operating activities was $24,156 compared to net cash flow used in operating activities of $1,744 for the three months ended August 31, 2010. Net cash flow used in operating activities during the three months ended August 31, 2011 consisted primarily of a net loss of ($195,123) adjusted by $165,267 for changes to accounts payable and accrued liabilities and $5,700 for accrued interest on shareholder's loan. Net cash flow used in operating activities during the three months ended August 31, 2010 consisted of a net loss of ($62,006) adjusted by non-legal cash settlements for $38,000 and change in prepaids for $22,262.

Net Cash Used in Investing Activities

During the three months ended August 31, 2011, net cash flow used in investing activities was $169,596 comprised of $100,000 for acquisition of Bonnyridge Pty, $60,667 for acquisition of fixed assets and $8,929 for mineral property expenditures, as compared to cash flow provided by investing activities of $Nil during the three months ended August 31, 2010.

Net Cash from Financing Activities

During the three months ended August 31, 2011, net cash flow provided from financing activities was $217,203 compared to net cash flow provided from financing activities of $Nil for the three months ended August 31, 2010. Net cash flow provided from financing activities during the three months ended August 31, 2011 pertained primarily to $165,000 received as proceeds from shareholder advances and $52,203 for changes to amounts due to related parties.

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

Subsequent Events

Subsequent to the three months ended August 31, 2011 we entered into a Purchase and Sale Agreement (the "Agreement"), dated effective September 14, 2011, with Pinette (Proprietary) Limited ("Pinette"), a company incorporated under the laws of the Republic of Botswana and Marc Paul Lindsay, the principal and sole shareholder of Pinette. The Agreement provides for the acquisition by our Company from Pinette of three mineral exploration licenses in northwest Botswana totaling 1872.7 square kilometers (the "Licenses").

Pursuant to the terms of the Agreement, the consideration to be paid by our Company to Pinette for the Licenses shall consist of a cash payment of CDN$100,000 together with 250,000 shares of our Company's common stock, payable as: (i) a refundable deposit of CDN$50,000 payable within 10 business days of execution of the Agreement; (ii) CDN$50,000 payable on Closing (which shall be October 15, 2011 unless otherwise agreed to by the parties); and (iii) 250,000 common shares of the Company to be issued to Pinette on Closing.

In addition, on September 17, 2011, our Board of Directors authorized and approved the adoption of the 2011 Stock Incentive Plan, effective September 17, 2011, under which an aggregate of 3,000,000 of our shares may be issued. On the same date, our Board of Directors unanimously approved and granted in aggregate 2,275,000 fully vested stock options under the 2011 Stock Incentive Plan to certain of our directors and executive officers at an exercise price of $0.50 per share and an expiry date of ten years from the date of grant.

A copy of the 2011 Stock Incentive Plan is attached as Exhibit 10.34 to this quarterly report on Form 10-Q.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Mineral Property Expenditures

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930-805, "Extractive Activities-Mining," when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

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

As of the date of these financial statements, the Company has incurred property acquisition costs that have been capitalized and property option payments and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

Stock-based Compensation

On June 1, 2006, the Company adopted FASB ASC 718-10, "Compensation-Stock Compensation", under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to risks related to foreign currency exchange rate fluctuations. However, they have not had a material impact on our results of operations to date.

Our functional currency is the United States dollar. However, a portion of our business is transacted in other currencies (the Canadian dollar). As a result, we are subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Peter Wilson (being our principal executive officer), and our Chief Financial Officer, William Thomas (being our principal financial and accounting officer), to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Chief Financial Officer have concluded that our Company's disclosure controls and procedures were not effective as of August 31, 2011.

Changes in Internal Control over Financial Reporting

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During our fiscal quarter ended August 31, 2011, we instituted improved and timely monthly reconciliations of accounts payables as well as improved the management review process to ensure any adjustments are identified and recorded in a timely basis, thereby maintaining an adequate purchasing/accounts payable system. Except for the foregoing, there have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended August 31, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this quarterly report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.   Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended August 31, 2011, we issued an aggregate of 7,500,000 shares of restricted common stock, as follows:

  On August 2, 2011, we issued 6,500,000 shares to Tignish (Pty) Ltd. to acquire a 95% interest in Bonnyridge (Pty) Ltd. pursuant to a Share Purchase Agreement as described in Item 1 (Business) above.

  On August 30, 2011, we issued 1,000,000 shares to two persons to acquire the remaining 5% interest in Bonnyridge (Pty) Ltd. as described in Item 1 (Business) above.

In each case we relied on exemptions from registration under the Securities Act provided by Rule 903 of Regulation S as the shares were issued to non-U.S. persons through offshore transactions which were negotiated and consummated outside of the United States.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.1.1	Articles of Merger, filed with the Nevada Secretary of State on November 27, 2006*
3.1.2	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 12, 2007*
3.1.3	Articles of Merger, filed with the Nevada Secretary of State on February 28, 2007*
3.1.4	Certificate of Change, filed with the Nevada Secretary of State on June 22, 2010(11)
3.1.5	Articles of Merger, filed with the Nevada Secretary of State on February 10, 2011(12)
3.2	Bylaws(1)
3.2.1	Amended Bylaws (2)
10.1	2007 Stock Incentive Plan of Geneva Resources, Inc. (9)
10.2	Letter Agreement with Atlantic Ltd. (1)
10.3	Mineral Property Option Agreement between War Eagle Mining Company Inc. and Revelstoke Industries Inc. dated October 20, 2006 (3)
10.4	San Juan Property Option Agreement between Petaquilla Minerals Ltd. and Revelstoke Industries Inc. dated November 16, 2006 (4)
10.5	Letter of Intent between Geneva Gold Corporation and St. Elias Mines Ltd. dated January 22, 2007 (5)
10.6	Vilcoro Property Option Agreement between St. Elias Mines Ltd. and Geneva Gold Corporation dated January 22, 2007 (6)
10.7	Property Financing and Operating Agreement between Allied Minerals and Geneva Resources Inc. dated April 24, 2007 (7)
10.8	Executive Services Agreement between Geneva Resources Inc. and Stacey Kivel dated May 24, 2007 (8)
10.9	Mutual Release between Geneva Resources Inc. and St. Elias Mines Ltd. (10)
10.10	Convertible Promissory Note issued by Geneva Resources Inc. to Newport Capital Corp., dated December 1, 2009*
10.11	Assignment of Debt from Newport Capital to Dankworth Limited and Notice of Conversion*
10.12	Assignment of Debt from Newport Capital to Bonnington Limited and Notice of Conversion*
10.13	Assignment of Debt from Newport Capital to Plassendale Limited and Notice of Conversion*
10.14	Assignment of Debt from Newport Capital to Frybird Inc. and Notice of Conversion*
10.15	Assignment of Debt from Newport Capital to Farmington Limited and Notice of Conversion*
10.16	Assignment of Debt from Newport Capital to Delion Inc. and Notice of Conversion*
10.17	Assignment of Debt from Newport Capital to Mainset Limited and Notice of Conversion*
10.18	Assignment of Debt from Newport Capital to Ironwood Limited and Notice of Conversion*
10.19	Assignment of Debt from Newport Capital to Greybil Limited and Notice of Conversion*
10.20	Assignment of Debt from Newport Capital to Cornerstone Global Investments and Notice of Conversion*
10.21	Assignment of Debt from Newport Capital to Little Bay Consulting SA and Notice of Conversion*
10.22	Assignment of Debt from Newport Capital to Greatbelt Limited and Notice of Conversion*
10.23	Promissory Note issued in favor of Wycomb Capital Ltd., dated October 20, 2010*
10.24	Promissory Note issued in favor of Pierco Energy Corp., dated October 28, 2010*
10.25	Promissory Note issued in favor of Pierco Energy Corp., dated January 12, 2011*
10.26	Promissory Note issued in favor of Pierco Management, Inc., dated February 28, 2011*
10.27	Share Purchase Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated March 14, 2011(13)
10.28	Amending Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated April 20, 2011(14)
10.29	Amending Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated May 18, 2011(15)
10.30	Amending Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated June 15, 2011(16)
10.31	Further Amending Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated July 22, 2011 (17)
10.32	Agreement in Principle between Hendrick Veldsman, Alan Simmonds and Sono Resources, Inc., dated August 10, 2011(18)
10.33	Purchase and Sale Agreement between Pinette (Proprietary) Limited, Marc Paul Lindsay and Sono Resources, Inc., dated September 14, 2011(19)

10.34	2011 Stock Incentive Plan*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act*

*  Filed herewith.
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
(4)  Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on November 24, 2006 and incorporated herein by this reference.
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
(9)  Filed as an Exhibit to the Company's Annual Report on Form 10-K filed with the SEC on September 15, 2009 and incorporated herein by this reference.
(10)  Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on May 19, 2010 and incorporated herein by this reference
(11)  Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 18, 2010 and incorporated herein by this reference
(12) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on March 15, 2011 an incorporated herein by this reference.
(13) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2011 and incorporated herein by this reference.
(14) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011 and incorporated herein by this reference.
(15) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on May 25, 2011 and incorporated herein by this reference.
(16) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 21, 2011 and incorporated herein by this reference.
(17) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 27, 2011 and incorporated herein by this reference.
(18) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 17, 2011 and incorporated herein by this reference.
(19) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 20, 2011 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONO RESOURCES INC.

By:        /s/ Peter Wilson
              Peter Wilson
              President, Chief Executive Officer and a director
              Principal Executive Officer
              Date:   October 21, 2011

By:        /s/ William D. Thomas
              William D. Thomas
              Chief Financial Officer and a director
              Principal Financial Officer
              Date: October 21, 2011