Form 10-K/A
period 2011-05-31
Sono Resources, Inc.
filed 2011-11-07
CIK 1318196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

__________

ii

iii

EXPLANATORY NOTE

This amendment to our annual report on Form 10-K for our fiscal year ended May 31, 2011 is being filed in order to correct the disclosure about the acquisition of Bonnyridge (Pty) Ltd. (“Bonnyridge”) and to provide property disclosure about the mineral licenses that we acquired through our acquisition of Bonnyridge that completed on July 25, 2011, which we should have included in our original filing on Form 10-K for our fiscal year ended May 31, 2011, that was filed with the Securities and Exchange Commission on September 13, 2011.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K for our year ended May 31, 2011, or modify or update the disclosure therein in any way other than as required to reflect the amendments set forth herein.

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

Effective July 25, 2011, we completed the acquisition from Tignish of 950 common shares of Bonnyridge (the “Purchased Shares”), representing 95% of the issued and outstanding shares of Bonnyridge. Pursuant to the Share Purchase Agreement, Tignish has sold, and the Company has purchased, the Purchased Shares for the following consideration: (i) an initial cash payment of US$200,000 (paid April 20, 2011); (ii) a further cash payment of US$100,000 (paid July 29, 2011); and (iii) 6,500,000 restricted common shares of the Company (issued July 31, 2011). In order to maintain its Property interests, Bonnyridge continued to be obligated to provide the Vendor with USD$900,000 payable in three instalments of USD$300,000 per year over a three-year period ($300,000 of which was covered by the two cash payments described above).

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

Our executive offices are located at Suite 125-2533 N. Carson Street, Carson City, Nevada 89706.

Bonnyridge Licenses (the “Sono Project” or “Sono Property”)

Description and Location

The Sono Project is located within the Ghanzi and Ngamiland Districts of northwest Botswana. The centre of the Sono Project is 240 kilometres (km) west-south-west of the town of Maun and 90 km north-north-west of the town of Ghanzi. The geographic centre of the Sono Property is at Latitude 20°56’00” South and Longitude 21°18’00” East, which lies in Southern Zone 34 of the Universal Transverse Mercator (UTM) projection using the WGS84 datum (Figure 1).

Figure 1. Sono Property Location Map

Land Tenure

The Sono Project consists of three (3) contiguous prospecting license blocks (PL700/2009, PL701/2009 and PL702/2009). The prospecting licence boundaries have not been surveyed. The license status is shown in Table 1. The Company does not own the surface rights to the prospecting licences and as such the Company must negotiate with the surface right owners for access to their respective properties in order to carry out mineral exploration programmes.

Table 1. List of the Bonnyridge prospecting licenses and relevant information.

Map #	PL ID	Issue date	Expiry date	Area (km2 )	Status	Metals	Company
1	PL700/2009	2009/10/01	2012/09/30	983.0	original	base and precious	BON
2	PL701/2009	2009/10/01	2012/09/30	992.2	original	base and precious	BON
3	PL702/2009	2009/10/01	2012/09/30	990.4	original	base and precious	BON

BON: Bonnyridge (Pty) Ltd

Botswana Minerals and Environmental Policy

The minerals industry is administered by the Minister of Minerals, Energy and Water resources (“MMEWR”) and is regulated by the Botswana Mines and Minerals Act of 1999 (the “Act”). The Act, which repealed the previous Mining Rights Act of 1976, was revised to reflect the changed policies of mineral development and disposition in the country. It seeks to address the shortcomings of the 1976 Act by streamlining it to encourage investment. Furthermore, ministerial discretion has been discarded in favour of more transparent procedures for obtaining and transferring mining properties; taxes and royalties have been revised, and environmental policies have been included in the legislation for the first time (Mining Journal, 1999).

The Prospecting License, Mining License, and Mineral Permit rights stipulated in the Act are summarized in Table 2 below. A Prospecting License may be transferred to any other person provided that the Minister is notified within 30 days before the intended transfer, upon which the transferee will assume and be responsible for all rights, liabilities and duties of the transferor under the Prospecting Licence.

Table 2. Prospecting Licence Rights

Type of Right	Validity	Renewal Period	Size of Area	Rights	Obligations
Prospecting License	Maximum of 3 years	Maximum of 2 years (and 2 renewals); after the original granting, the surface area is reduced by 50%	Maximum of 1000 km2	• to prospect thereon for the mineral to which his prospecting licence relates
• drill boreholes and make such excavations as may be necessary
• erect camps and put up temporary buildings for machinery necessary for prospecting purposes
• to transfer, with government approval	• carry out prospecting according to a works programme
• notify Minister of the discovery of all minerals
• annually submit an audited report on expenditure to the Director of Geological Survey
• keep full and accurate records of prospecting operations, to be submitted on a quarterly basis
Mining License	Maximum of 25 years	Unlimited renewal periods, not exceeding 25 years	Not specified	• to mine the mineral to which the mining licence relates
• erect the necessary equipment, plant and buildings • dispose of any mineral product recovered;
• prospect within the mining area
• dispose any mineral or waste product in a manner approved by the Director of Mines
• to transfer, with government approval	• Must carry out mining according to the programme of works and in accordance with good mining and environmental practice
• notify the Minister as soon as mining becomes profitable
• keep (in Botswana) all technical and financial records and submit to Minister when, and if, required
• furnish the Minister with a copy of annual audited financial statements within six months of the end of each financial year
• Upon the issue of a mining licence, the Government shall have the option of acquiring up to 15% working interest participation in the proposed mine

A new type of mineral concession, the retention license (RL), has been recently introduced. The RL allows an investor that has completed an exploration programme and confirmed the discovery of a mineral deposit to retain rights over it for renewable periods, should prevailing market conditions make immediate exploitation of the deposit un-economic. According to the Act (1999), a retention license is valid for a maximum period of three years and is renewable only once at any time not later than three months before the expiry date.

Mining Rights in Botswana

The holders of mineral rights must compensate surface owners for the use and any possible damage to their properties as a result of the mining activities. The environmental policies outlined in the new Act are lacking in detail and it is suggested that the country adopts an all inclusive explicit and comprehensive environmental protection act that covers all environmental issues as a matter of urgency (Matshediso, 2005); however, the government clearly expects the mining industry to carry out its activities in an environmentally responsible manner and the Act stipulates the following obligations (in summary):

1.	Preserve the natural environment;

2.	Submit a comprehensive Environmental Impact Assessment as part of the Project Feasibility Study Report prior to commencement of mining operations;

3.	Prevent and where not avoidable, promptly treat pollution and contamination of the environment;

4.	Restore the land substantially to the condition in which it was prior to the commencement of operations; and,

5.	Make ongoing financial provision for compliance with the (environmental) obligations.

According to the Mines and Minerals Act (1999), a royalty is payable to the government of 10% for precious stones, 5% for precious metals, and 3% for other minerals. The percentage is based upon the gross sale value receivable at the mine gate.

Accessibility

The Sono Property area is situated within the Kalahari Desert, between the towns of Maun to the north and Ghanzi to the south. Maun provides the main entry for tourism to the Okavanga Delta—the largest inland delta in the world which is located some 60km to the north of the Sono Property (see Figure 1).

The Sono Property is accessed via the paved Trans Kalahari Highway (“TKH” or Botswana A3 highway) that is located within 15 to 40 km to the east of the Sono Property and then by a network of unpaved farm roads. Small-engine fixed-wing aircraft access is available on some of the nearby farms. Travel time, by road from Maun to the northern most section of the Sono Property is approximately three (3) hours. The Sono Property is accessible year round.

Maun is serviced by an international airport with several regularly scheduled flights from Gaborone, the capital of Botswana, Johannesburg, South Africa and Windhoek, Namibia.

The Kuke Veterinary Fence (Kuke Fence), erected to prevent the spread of cattle diseases, transects the Sono Property and limits access across the Sono Property except along the manned control gate on the TKH.

Climate

The climate of the Sono Property area is classified as semi-arid and tropical, with highly erratic and unpredictable amounts of rainfall. Most of the rainfall occurs in the summer months from October to April and often falls in high intensity, localized convectional showers. Winters are very dry, usually with very scarce precipitation in July and August. Annual rainfall is typically around 450 millimetres. Floods and droughts are two major environmental problems facing the country.

Temperatures in the Maun – Ghanzi region range from an average low of 16.0 degrees Celsius (°C) in the winter months to an average high of 33.0°C in October. The average temperature is around 22°C.

Unlike other sub-Saharan countries where the rainy season can hamper mineral exploration efforts, mineral exploration can be carried out year round on the Sono Property.

Local Resources and Infrastructure

Farms, historic camps and tourism provide a network of roads and the A3 national highway is within 60 km of the Sono Property. There is an existing 132 kilovolt transmission line supplying approximately 20 megawatts (MW) to Maun from a sub-station located in Francistown, around 500 km from Maun by road. Botswana Power Corporation has begun construction of the first 150 MW unit, which is expected to be operational in 2012, at the Morupule power plant. Eventually, Botswana Power plans to increase power generation capacity at Morupule to 600 MW. The town of Ghanzi is supplied by an independent power producer, Bemco, from diesel generators.

Maun is equipped with the labour, supplies, and services required for most of the basic mineral exploration needs for the Sono Project. Maun has an international airport and is connected to Ghanzi located 270 road km southwest from Maun via the A3, an all weather tar-surface road. Maun has a population of 43,776 (2001 census) which can support staffing requirements for both mineral exploration and/or mining operations. Ghanzi which has a population of 9,934 (2001 census) is also another town that could provide staffing requirements for both mineral exploration and/or mining operations.

There is currently no railway in the area. The closest railhead to the Sono Property is at Gobabis in Namibia, which runs west to the deep water port located at Walvis Bay, Namibia. However, Botswana and Namibia have commenced a feasibility study for the construction of a Trans Kalahari Railway to link the two countries. The project has been scheduled to begin in 2012 or 2013 (Figure 2).

Figure 2. Infrastructure map for southern Africa and copper smelter locations (source: Sono Resources, Inc.)

Physiography

The Sono Property lies at an altitude of approximately 1,000 m ASL in the Kalahari sandveld, a gently undulating sand-covered plain with variations of about 150 m from east to west. The almost uniformly flat landscape has a few low hills towards the south of Ngamiland and Ghanzi District. The Kgwebe, Ngwanalekau and Mabeleapodi Hills in the south and southwest of Ngamiland District, and Tsau Hills to the south of the Kuke Fence in Ghanzi District, provide topographic diversity. The main topographic feature in the area is the Ghanzi Ridge, which strikes northeast-southwest. Its peak is at an elevation of 1,134 m near the town of Ghanzi and reaches 924 m elevation near Maun.

Vegetation varies from the sparse thorn scrub and large open grassy plains of the Kalahari to the medium to dense tree and bush savannah that predominates in the north and east, consisting of grasslands interspersed with trees. The Terminalia tree and bush savannah are predominant within the Sono Property area.

Wildlife is abundant and includes eland, hartebeest, springbok, ostrich, lion, giraffe, leopard, antelope, and elephant. Due to the network of veterinary and ranch fences, many of these animals reside inside the CKGR. Numerous species of birds, reptiles, and insects also reside in the area.

History

Prior Property Ownership and Overview of Major Regional Exploration Programmes

There is no record of previous work conducted on any of the Sono prospecting license blocks; therefore, the approach to exploration by Sono will rely on information provided by both regional airborne geophysical surveys carried out by the Government of Botswana and by historical and current activities on the adjacent properties as reported by competitor activity.

1960’s to 1980

Previous exploration work in the region has been ongoing since the early 1960’s. Johannesburg Investments (“JCI”) initiated a regional geological mapping programme of Western Ngamiland in 1962 but failed to detect any signs of copper mineralisation. In 1967, a joint venture (“JV”) between Anglovaal with De Beers, US Steel, and Tsumeb Corporation, explored the area and have been credited to the early discovery of copper mineralisation found at the Zeta deposit which is currently being developed by Discovery Metals Limited (“DML”).

During the late 1960’s a separate joint venture group that was managed and operated by US Steel continued alone with mineral exploration programmes in the region. Using soil geochemistry, ground geophysics, trenching and drilling, the US Steel JV was successful in identifying additional copper mineralisation targets over a wider area than previously identified by the Anglovaal led joint venture. Although, early successes were obtained, exploration was discontinued by the US Steel joint venture group in 1980 due to low copper prices.

1989 to 1996

In 1989, Anglo American Corporation (“AAC”) took over the exploration properties released by US Steel. AAC conducted a combined airborne magnetic and electromagnetic survey of the region. This was followed up with soil geochemistry, ground geophysics, and drilling. AAC terminated their exploration programme in 1994 due to low copper prices.

In 1996, Delta Gold acquired rights to explore the area, in joint-venture with Kalahari Gold & Copper (Pty) Ltd. and Gencor/BHP Billiton. Much of this work was based on the prior data. Exploration was abandoned in 2000 due to low copper prices.

Property Geology

Lithostratigraphy

The Sono Project lithostratigraphy is comprised of basal Kgwebe Formation, overlain by upper Proterozoic Ghanzi group metasediments, Karoo Supergroup, and Kalahari Group surficial sediments. Matchless Amphibolite Series rocks occur to the north (Figure 3).

Figure 3. Property Geology of the Sono Property

Kgwebe Formation

The oldest rocks in the area are the Kgwebe Formation, consisting of a bimodal volcanic sequence and derived volcaniclastic sediments. Kgwebe rocks consist of porphyritic rhyolites and subalkaline basalts, with minor pyroclastic flow deposits, peperites, and subaerial basaltic lavas intercalated with localized epiclastic and tuffaceous sediments (Kampunzu et al, 1998). The Kgwebe Formation is depicted as having been emplaced during the initial extensional stages of an intracontinental rift basin. Rifting is thought to have been driven by a thermally-initiated model—the Kalahari Craton being situated above a mantle plume—that supplied high heat flow and mantle convection, driving extension and thinning of the overlying crust. Thermal subsidence and down-sagging of the rift basin along bounding faults has led to the subsequent deposition of fluvial and volcaniclastic sediments over the bimodal volcanic sequence. Previous U-Pb zircon age determinations on the widespread Kgwebe porphyritic rhyolite yielded an age of 1106 ± 2 Ma interpreted as the crystallization age (Schwartz et al. 1996). This age determination imparts a reliable maximum age for the overlying Ghanzi Group sediments that are host to Cu mineralisation of the project (Pretorius and Park, 2011) (Figure 4).

Figure 4. Tectonostratigraphy of the Ghanzi Project, Kgwebe Formation and Ghanzi Group rocks –(Moodie, 2000). Red line indicates location of Cu mineralisation

Ghanzi Group

The Kgwebe Formation is unconformably overlain by the Ghanzi Group. The Kuke Formation, a 500 m thick crossbedded sandstone unit with conglomerate, was previously assigned to the Kgwebe Formation (Moodie, 1996a,b, Kampunzu et al., 1998). More recent studies, however, show that the Kuke Formation displays an unconformity with the underlying Kgwebe Formation, above which is a thin basal conglomerate with clasts of the underlying volcanic; therefore, it is now regarded as forming the basal part of the Ghanzi Group (Moodie, 2000). Overlying the Kuke Formation are the Ngwako Pan, D'Kar and Mamuno Formations in ascending order of stratigraphy (Figure 3).

Ngwako Pan Formation

The Ngwako Pan Formation is approximately 2,000 m thick and consists of poorly exposed basal wackes overlain by better-sorted red sandstones interbedded with pebbly layers and granule-rich layers. This formation is interpreted to be a fluvial to ebb-and-flow tidal environment type of deposit. The bulk of these sediments are pervasively oxidized red and maroon units, with minor grey coloured reduced units. These units form the footwall of the mineralized horizon (Pretorius and Park, 2011) (Figure 3).

D’Kar Formation (Hanging Wall)

The Ngwako Pan Formation is conformably overlain by the D'Kar Formation, a 1,500 metre thick succession of dominantly finely laminated grey-green siltsones and mudstones with fine-grained interbedded sandstones (Moodie, 2000). The coarser clastic units are generally grey and massive bedded, although, internally both the arenaceous and argillaceous units show good lamination. The D’Kar Formation is also characterized by a dark and light banded rhythmite unit and thin limestone horizons, in part oolitic (Moodie, 2000) (Figure 3).

The D'Kar Formation represents a major regional transgressive sequence. The rocks of this formation are reduced facies and characterized by an abundance of fine-grained pyrite, as well as organic rich shales that may be rich enough in carbon to be classified as black shales. The contact between the Ngwako Pan and D’Kar Formations is a regional-scale reduction-oxidation (redox) front that has chemically localized the precipitation of Cu and Ag, as most of the Cu mineralisation is found along this horizon (Pretorius and Park, 2011) (Figure 3).

Mamuno Formation

The D'Kar Formation is conformably overlain by 1500 m of Mamuno Formation. This formation mainly consists of red sandstone and mudstone facies and is characterized by cross-bedding and wave ripples. Minor intraclastic limestone horizons are interbedded with the mudstone facies (Moodie, 2000). The interpreted depositional environment is high energy, near-shore environments deposited over deeper water, shallow shelf sediments of the D'Kar Formation (Jones and Desrochers, 1992) (Figure 3).

The widespread sedimentary sequence of basal coarse sandstones overlain by fine-grained intercalated siltstones, mudstones, and shales with minor carbonates is typical of rift sediments deposited within a continental shelf –marginal marine setting. This depositional model for the project agrees with the accepted regional interpretation of the broader Ghanzi Group throughout Botswana and its westward sedimentary counterparts in Namibia (Pretorius and Park, 2011) (Figure 3).

Matchless Amphibolite Series Belt

The Matchless Amphibolite Belt (“MAB”) is a narrow linear zone of deformed and metamorphosed mafic igneous rocks that extend from Namibia to northern Botswana (Breitkopf et al. 1988) (Figure 3). The amphibolites represent tholeiitic basaltic rocks formed in an extensional tectonic setting.

Mineral deposits within the MAB consist of massive and semi-massive pyritic Cu-Zn (-Ag, Au) deposits that are sporadically developed within the Namibian portion of the MAB. Most of the known orebodies along the Namibian portion of the MAB have been deformed to cigar or pencil shape and that the largest of the deposits (Onjihase) contained 16 millions tons.

Overburden

The Ghanzi Group is overlain by the Tertiary-age Kalahari Group sands and calcrete. These units range in thickness from two (2) metres in the south end of the licenses to 30 metres in the north.

Metamorphism and Structural Deformation

The rocks of the Ghanzi-Chobe Belt were affected by regional polyphase deformation and low-grade greenschist metamorphism during the late Neoproterozoic to early Palaeozoic Damaran Orogeny, which was the result of continent-continent collision between the Kalahari and Congo Cratons. The metamorphic grade is mainly greenschist facies with the development of chlorite and sericite in mudstones and shales, and chlorite-epidote vein selvages in sandstones and siltstones (Pretorius and Park, 2011). The metamorphic alteration assemblage is summarised as chlorite-epidote-quartz-calcite-muscovitehematite.

Two main phases of regional scale folding have deformed the Ghanzi Group host rock sequence. The earlier phase of folding (F1) produced cylindrical, close to tight folds about a northeast trending fold axis. Individual F1 folds are remarkably continuous along their NE axial trends, for lengths of up to 100 km. The wavelength of this folding is regionally variable, but is approximately 4 km near Hana Mining’s Banana Zone (Pretorius and Park 2011).

A D2 deformation resulted in the formation of a later generation of F2 folds re-folding the existing F1 folds about the fold axes that trend northwest. The F2 folds are much more open in profile (low amplitude), and fold the earlier F1 structures in a series of broad, regional scale warps. The wavelength for F2 folds is estimated to be approximately 20 km (Pretorius and Park 2011). These broadly spaced warps introduced plunge reversals to the axes of F1 folds, and are responsible for giving Hana Mining’s Banana Zone its characteristic doubly plunging shape.

The F1 / F2 fold interference pattern is classified as Type 1, indicating: (i) that both F1 and F2 folds have a similar shape in profile, (ii) that both fold sets are upright (sub-vertical axial planes), and (iii) the axis of F1 folds is at a high angle to the axis of the overprinting F2 folds (Pretorius and Park 2011).

Due to the paucity of information, the structural geology of the Ghanzi-Chobe Belt s poorly understood. As such, based on the structural interpretation of the known deposits within the Botswana section of the Ghanzi-Chobe Belt, it is characterised by open to tight folding and thrusting along a NE-SW axis resultant from collision tectonics between the Kaapvaal and Congo cratons during the Damara orogen. A later orthogonal compression event, from the northeast, superposed open folds aligned along a NW-SE axis.

Mineralization

There is currently no known mineralization or mineralized zones on the Sono Property. We plan to conduct exploration activities on the Sono Property, which exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable mineral exists on the Sono Property. However, we cannot provide any assurance that we will discover any mineralized material in sufficient quantities on the Sono Property to justify commercial operations.

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

On May 5, 2010, we entered into that certain mutual release with St. Elias pursuant to which we and St. Elias agreed to release one another from all causes of action, claims and demands of any nature or kind whatsoever arising out of or in any way related to any of the subject matter of the Statement of Claim. On July 12, 2010, the 12,500 common stock shares were returned to treasury and cancelled.

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

NOTE 10 – SUBSEQUENT EVENTS

Botswana leases (see Note 3(d))

Effective July 25, 2011, we completed the acquisition from Tignish of 95% of the issued and outstanding shares of Bonnyridge, which is the legal and beneficial owner of three mineral license blocks located in northwestern Botswana, Africa. Both Tignish and Bonnyridge are companies incorporated under the laws of Botswana. Tignish was the registered and beneficial owner of 950 common shares of Bonnyridge (the “Purchased Shares”), representing 95% of the issued and outstanding shares of Bonnyridge. Pursuant to the Share Purchase Agreement, as amended Tignish has sold, and the Company has purchased, the Purchased Shares for the following consideration: (i) an initial cash payment of US$200,000 ( paid April 20, 2011); (ii) a further cash payment of US$100,000 ( paid July 29, 2011); and (iii) 6,500,000 restricted common shares of the Company ( issued July 31, 2011). The Share Purchase Agreement as amended on July 22, 2011, eliminated the requirement for an exploration expenditure commitment over a three year period of $1,750,000 on Bonnyridge's 2,965.6 square km of mineral rights.

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

SONO RESOURCES INC.

By:	/s/ Peter Wilson
Peter Wilson
President, Chief Executive Officer and a director
Date: November 4, 2011

By:	/s/ William D. Thomas
William D. Thomas
Chief Financial Officer Secretary, Treasurer, and a director
Date: November 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Wilson	President, Chief Executive Officer and a director	November 4, 2011
Peter Wilson

/s/ William D. Thomas	Chief Financial Officer, Secretary, Treasurer, and a director	November 4, 2011
William D. Thomas

/s/ Paul Lindsay	Director	November 4, 2011
Paul Lindsay