Form 10-Q/A
period 2011-08-31
Sono Resources, Inc.
filed 2011-11-16
CIK 1318196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____to _____

Commission File Number: 000-51583

SONO RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0441019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2533 N. Carson Street, Suite 125
Carson City, NV	89706
(Address of principal executive offices)	(Zip Code)

(775) 348-9330
Registrant’s telephone number, including area code

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
Yes [ x ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ x ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
33,673,278 shares of common stock as of October 20, 2011.

SONO RESOURCES, INC. AND SUBSIDIARY

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
August 31, 2011

INDEX

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended August 31, 2011, filed with the Securities and Exchange Commission on October 24, 2011 (the “Form 10-Q”), is to: (i) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T; (ii) make minor revisions to certain figures in the inception to August 31, 2011 column in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows; and (iii) amend the numbering of the notes to the financial statements so they are in sequential order and to amend any note references in the financial statements as necessary.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q other than as required to reflect the amendments set forth herein.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in our annual report on Form 10-K for the year ended May 31, 2011, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors or any of them may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements in this quarterly report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in our annual report on Form 10-K for the year ended May 31, 2011.

The forward-looking statements in this quarterly report are made as of the date of this quarterly report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Sono Resources, Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the unaudited interim consolidated financial statements for the three months ended August 31, 2011 and 2010 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended May 31, 2011. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended May 31, 2011.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2011
(Unaudited)

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2011	2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$29,927	$6,476
Due from related company ( Note 6)	6,000	6,000
Prepaid expenses	229	229
Deposit on mineral property (Note 3)	-	200,000

TOTAL CURRENT ASSETS	36,156	212,705

PROPERTY & EQUIPMENT	60,667	-

MINERAL PROPERTY COSTS ( Note 3)	4,898,929	-

TOTAL ASSETS	$4,995,752	$212,705

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$859,744	$594,476
Due to related parties (Note 7)	52,203	-

TOTAL CURRENT LIABILITIES	911,947	594,476

SHAREHOLDERS’ LOANS AND ACCRUED INTEREST ( Note 5)	497,445	326,745

TOTAL LIABILITIES	1,409,392	921,221

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 4)
Authorized 50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 33,673,278 shares of common stock (May 31, 2011 –26,173,278)	33,673	26,173
Additional paid-in capital	12,236,991	7,754,491
Deficit accumulated during the exploration stage	(8,684,304)	(8,489,180)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,586,360	(708,516)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,995,752	$212,705

The accompanying notes are an integral part of these consolidated financial statements.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Inception
	ended	ended	(April 5, 2004)
	August 31,	August 31,	August 31,
	2011	2010	2011

REVENUE	$-	$-	$46,974

DIRECT COSTS	-	-	56,481

GROSS MARGIN (LOSS)	-	-	(9,507)

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	31,211	3,201	265,590
Consulting fees	37,142	15,000	853,627
Marketing expenses	-	-	894,738
Management fees	51,520	-	1,341,366
Mineral property expenditures (Note 3)	-	-	8,258,312
Professional fees	69,550	5,805	1,319,495

TOTAL GENERAL & ADMINISTRATION EXPENSES	(189,423)	(24,006)	(12,933,128)

NET OPERATING LOSS	(189,423)	(24,006)	(12,942,635)

OTHER INCOME (EXPENSES)
Gain on extinguishment of accrued liability	-	-	30,000
Loss on option deposit	-	-	(170,474)
Net gain on settlements	-	-	5,590,784
Loss on disposal of available for sale securities	-	-	(215,190)
Legal settlements	-	(38,000)	(38,000)
Beneficial conversion feature	-	-	(592,062)
Interest expense	(5,700)	-	(346,727)

TOTAL OTHER INCOME (EXPENSE)	(5,700)	(38,000)	4,258,331

NET LOSS	(195,123)	(62,006)	(8,684,304)

COMPREHENSIVE LOSS
Change in market value of securities	-	-	(215,190)
Loss realized on disposal of securities	-	-	215,190

COMPREHENSIVE LOSS	$(195,123)	$(62,006)	$(8,684,304)

LOSS PER COMMON SHARE - BASIC	$(0.01)	$(0.00)

COMPREHENSIVE LOSS PER COMMON SHARE - BASIC	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	28,233,061	26,176,403

The accompanying notes are an integral part of these consolidated financial statements.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Three months	Inception
	ended	ended	(April 5, 2004)
	August 31,	August 31,	to August 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(195,123)	$(62,006)	$(8,684,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash mineral property expenditures	-	-	7,580,000
Non-cash legal settlements	-	38,000	(2,000)
Non-cash net gain on settlement	-	-	(5,490,784)
Non-cash disposal of available for sale securities	-	-	215,190
Non-cash gain on extinguishment of accrued liability	-	-	(30,000)
Stock-based compensation	-	-	1,354,171
Non-cash interest related to beneficial conversion feature	-	-	592,062
Changes in operating assets and liabilities:
Increase in deposits	-	-	(100,010)
Accrued interest on shareholder’s loan	5,700	-	346,727
Accounts payable and accrued liabilities	165,267	-	1,550,116
Change in prepaids	-	22,262	(229)

NET CASH USED IN OPERATING ACTIVITIES	(24,156)	(1,744)	(2,669,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of available for sale securities	-	-	54,810
Mineral property deposits	-	-	(200,000)
Mineral property expenditures- capitalized	(8,929)	-	(8,929)
Acquisition of fixed assets	(60,667)	-	(60,667)
Cash for acquisition of Bonnyridge	(100,000)	-	(100,000)

NET CASH USED IN INVESTING ACTIVITIES	(169,596)	-	(314,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	-	924,167
Advances from related parties	52,203	-	162,703
Advances from shareholders	165,000	-	2,256,904
Repayment of shareholder advances	-	-	(330,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	217,203	-	3,013,774

NET INCREASE (DECREASE) IN CASH	23,451	(1,744)	29,927

CASH, BEGINNING	6,476	2,141	0

CASH, ENDING	$29,927	$397	$29,927

The accompanying notes are an integral part of these consolidated financial statements.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non- cash investing and financing activities:
This is a summary of the Bonnyridge acquisition components:
Mineral properties acquired in connection with acquisition of Bonnyridge	$4,890,000
Mineral property deposits used in acquisition of Bonnyridge	$(200,000)	$-	$(200,000)
Shares issued in connection with acquisition of Bonnyridge	$(4,490,000)	$-	$(4,490,000)
Payable issued in connection with acquisition of Bonnyridge	$(100,000)	$-	$(100,000)
Cash paid during period in connection with acquisition of Bonnyridge	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011 (unaudited)

NOTE 1 –BASIS OF PRESENTATION

Basis of Presentation
These consolidated financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2011 audited financial statements. The results of operations for the periods ended August 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

Unaudited Condensed and Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

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
AUGUST 31, 2011 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation
The consolidated financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters,” foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. At August 31, 2011, the Company has not recorded any translation adjustments into stockholders’ equity.

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
AUGUST 31, 2011 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
AUGUST 31, 2011 (unaudited)

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

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

The fair value of the assets acquired and liabilities assumed effective August 2, 2011 are as follows:

Current assets	$-
Mineral properties	4,890,000

Total assets acquired	4,890,000

Less: liabilities assumed	-

Net assets acquired = purchase price	$4,890,000

Purchase price made up as follows:
6,500,000 common shares at $0.60 per share	$3,900,000

1,000,000 common shares at $0.59 per share	590,000
Cash paid as of August 31, 2011	300,000
Cash payable as of August 31, 2011	100,000

$4,890,000

The results of operations and cash flows presented include those of the Company for all periods presented and those of Bonnyridge for all periods subsequent to August 2, 2011.

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

NOTE 5 – SHAREHOLDER’S LOANS

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

NOTE 6 – DUE FROM RELATED COMPANY

During the year ended May 31, 2011, the Company advanced $6,000 to Morgan Creek Energy Corp., a company with certain directors in common with the Company. These advances are non-interest bearing, unsecured and without specific terms or repayment.

NOTE 7 – DUE TO RELATED PARTIES

As of August 31, 2011, the Company owed related parties of Bonnyridge a total of $52,203 representing advances to fund the work program in Botswana.

NOTE 8 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended August 31, 2011 and 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended August 31, 2011 and 2010. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section entitled “Risk Factors” below and elsewhere throughout this quarterly report.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2011 audited financial statements. The results of operations for the periods ended August 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

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

We were incorporated under the laws of the State of Nevada on April 5, 2004 under the name “Revelstoke Industries, Inc.” for the purpose of reclaiming and stabilizing land in preparation for construction in Canada. Effective November 27, 2006, we changed our name to “Geneva Gold Corp.” Subsequently, effective March 1, 2007, we changed our name to “Geneva Resources, Inc.” On February 10, 2011 we merged with our wholly-owned subsidiary, Sono Resources, Inc., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. This merger became effective March 11, 2011 and we changed our name to Sono Resources, Inc. We are an exploration stage enterprise, as defined in FASB ASC 915 “Development Stage Entities.”

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

San Juan Property

On November 16, 2006, we entered into a Property Option Agreement with Petaquilla Minerals Ltd (“Petaquilla”). Petaquilla therein granted us the sole and exclusive option to acquire up to a 70% undivided interest in and to five exploration concessions situated in the Republic of Panama owned and controlled by Petaquilla's wholly-owned subsidiary.

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

Amelia and San Martin

On November 20, 2009, we entered into a Letter Agreement with Glenn Patrick Schmitz (“Optionor”) in connection with the proposed acquisition of an 80% interest in 39 mineral concessions located near Domyeko in Chile. The parties agreed to complete their due diligence and the execution of a Formal Agreement within 60 days of the execution of the Letter Agreement. The material terms and conditions (based on successful due diligence as defined) set out in the term sheet were as follows:

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

Effective July 25, 2011, we completed the acquisition from the Vendor of 950 common shares of Bonnyridge (the “Purchased Shares”), representing 95% of the issued and outstanding shares of Bonnyridge. Pursuant to the Share Purchase Agreement, the Vendor has sold, and the Company has purchased, the Purchased Shares for the following consideration: (i) an initial cash payment of US$200,000 (paid April 20, 2011); (ii) a further cash payment of US$100,000 (paid July 29, 2011); and (iii) 6,500,000 restricted common shares of the Company (issued July 31, 2011). In order to maintain its Property interests, Bonnyridge continued to be obligated to provide the Vendor with USD$900,000 payable in three instalments of USD$300,000 per year over a three-year period and, in addition, carry out an exploration program on the 2,965.6 square km of mineral rights covering the Property with an expenditure commitment over the three-year period of approximately USD$1,750,000. As such, Sono became obligated to pay such $900,000 in cash over a three-year period ($300,000 of which was covered by the two cash payments described above).

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

Botswana Licenses Purchase and Sale Agreement

Subsequent to the three months ended August 31, 2011 we entered into a Purchase and Sale Agreement (the “Agreement”), dated effective September 14, 2011, with Pinette (Proprietary) Limited (“Pinette”), a company incorporated under the laws of the Republic of Botswana and Marc Paul Lindsay, the principal and sole shareholder of Pinette. The Agreement provides for the acquisition by our Company from Pinette of three mineral exploration licenses in northwest Botswana totalling 1872.7 square kilometers (the “Licenses”).

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

	Three Months	Three Months	Inception
	Ended	Ended	(April 5, 2004)
	August 31,	August 31,	to August 31,
	2011	2010	2011
	$	$	$

Revenue	-	-	46,974
Direct Costs	-	-	56,481
Gross Margin (loss)	-	-	(9,507)
General and Administrative Expenses
Office and general	31,211	3,201	265,590
Consulting fees	37,142	15,000	853,627
Marketing expenses	-	-	894,738
Management fees	51,520	-	1,341,366
Mineral property expenditures	-	-	8,258,312
Professional fees	69,550	5,805	1,319,495
Total General and Administrative Expenses	(189,423)	(24,006)	(12,933,128)
Net Operating Loss	(189,423)	(24,006)	(12,942,635)
Other Income (Expense)
Gain on extinguishment of accrued liability	-	-	30,000
Loss on option deposit	-	-	(170,474)
Net gain on settlements	-	-	5,590,784
Legal settlement	-	(38,000)	(38,000)
Loss on disposal of available for sale securities	-	-	(215,190)
Beneficial conversion feature	-	-	(592,062)
Interest expense	(5,700)	-	(346,727)
Total Other Income (Expense)	(5,700)	(38,000)	4,258,331
Net loss for the Period	(195,123)	(62,006)	(8,684,304)
Comprehensive Loss
Change in market value of securities	-	-	(215,190)
Loss realized on disposal of securities	-	-	215,190
Comprehensive Loss	$(195,123)	$(62,006)	$(8,684,304)

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended August 31, 2011, net cash flow used in operating activities was $24,156 compared to net cash flow used in operating activities of $1,744 for the three months ended August 31, 2010. Net cash flow used in operating activities during the three months ended August 31, 2011 consisted primarily of a net loss of ($195,123) adjusted by $165,267 for changes to accounts payable and accrued liabilities and $5,700 for accrued interest on shareholder’s loan. Net cash flow used in operating activities during the three months ended August 31, 2010 consisted of a net loss of ($62,006) adjusted by non-legal cash settlements for $38,000 and change in prepaids for $22,262.

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

Subsequent Events

Subsequent to the three months ended August 31, 2011 we entered into a Purchase and Sale Agreement (the “Agreement”), dated effective September 14, 2011, with Pinette (Proprietary) Limited (“Pinette”), a company incorporated under the laws of the Republic of Botswana and Marc Paul Lindsay, the principal and sole shareholder of Pinette. The Agreement provides for the acquisition by our Company from Pinette of three mineral exploration licenses in northwest Botswana totaling 1872.7 square kilometers (the “Licenses”).

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Peter Wilson (being our principal executive officer), and our Chief Financial Officer, William Thomas (being our principal financial and accounting officer), to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of August 31, 2011.

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

PART II – OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.1.1	Articles of Merger, filed with the Nevada Secretary of State on November 27, 2006(20)
3.1.2	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 12, 2007(20)
3.1.3	Articles of Merger, filed with the Nevada Secretary of State on February 28, 2007(20)
3.1.4	Certificate of Change, filed with the Nevada Secretary of State on June 22, 2010(11)
3.1.5	Articles of Merger, filed with the Nevada Secretary of State on February 10, 2011(12)
3.2	Bylaws(1)
3.2.1	Amended Bylaws (2)
10.1	2007 Stock Incentive Plan of Geneva Resources, Inc. (9)
10.2	Letter Agreement with Atlantic Ltd. (1)
10.3	Mineral Property Option Agreement between War Eagle Mining Company Inc. and Revelstoke Industries Inc. dated October 20, 2006 (3)
10.4	San Juan Property Option Agreement between Petaquilla Minerals Ltd. and Revelstoke Industries Inc. dated November 16, 2006 (4)
10.5	Letter of Intent between Geneva Gold Corporation and St. Elias Mines Ltd. dated January 22, 2007 (5)
10.6	Vilcoro Property Option Agreement between St. Elias Mines Ltd. and Geneva Gold Corporation dated January 22, 2007 (6)
10.7	Property Financing and Operating Agreement between Allied Minerals and Geneva Resources Inc. dated April 24, 2007 (7)
10.8	Executive Services Agreement between Geneva Resources Inc. and Stacey Kivel dated May 24, 2007 (8)
10.9	Mutual Release between Geneva Resources Inc. and St. Elias Mines Ltd. (10)
10.10	Convertible Promissory Note issued by Geneva Resources Inc. to Newport Capital Corp., dated December 1, 2009(20)
10.11	Assignment of Debt from Newport Capital to Dankworth Limited and Notice of Conversion(20)
10.12	Assignment of Debt from Newport Capital to Bonnington Limited and Notice of Conversion(20)
10.13	Assignment of Debt from Newport Capital to Plassendale Limited and Notice of Conversion(20)
10.14	Assignment of Debt from Newport Capital to Frybird Inc. and Notice of Conversion(20)
10.15	Assignment of Debt from Newport Capital to Farmington Limited and Notice of Conversion(20)
10.16	Assignment of Debt from Newport Capital to Delion Inc. and Notice of Conversion(20)
10.17	Assignment of Debt from Newport Capital to Mainset Limited and Notice of Conversion(20)
10.18	Assignment of Debt from Newport Capital to Ironwood Limited and Notice of Conversion(20)

10.19	Assignment of Debt from Newport Capital to Greybil Limited and Notice of Conversion(20)
10.20	Assignment of Debt from Newport Capital to Cornerstone Global Investments and Notice of Conversion(20)
10.21	Assignment of Debt from Newport Capital to Little Bay Consulting SA and Notice of Conversion(20)
10.22	Assignment of Debt from Newport Capital to Greatbelt Limited and Notice of Conversion(20)
10.23	Promissory Note issued in favor of Wycomb Capital Ltd., dated October 20, 2010(20)
10.24	Promissory Note issued in favor of Pierco Energy Corp., dated October 28, 2010(20)
10.25	Promissory Note issued in favor of Pierco Energy Corp., dated January 12, 2011(20)
10.26	Promissory Note issued in favor of Pierco Management, Inc., dated February 28, 2011(20)
10.27	Share Purchase Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated March 14, 2011(13)
10.28	Amending Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated April 20, 2011(14)
10.29	Amending Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated May 18, 2011(15)
10.30	Amending Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated June 15, 2011(16)
10.31	Further Amending Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated July 22, 2011 (17)
10.32	Agreement in Principle between Hendrick Veldsman, Alan Simmonds and Sono Resources, Inc., dated August 10, 2011(18)
10.33	Purchase and Sale Agreement between Pinette (Proprietary) Limited, Marc Paul Lindsay and Sono Resources, Inc., dated September 14, 2011(19)
10.34	2011 Stock Incentive Plan(20)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-1 filed with the SEC on February 17, 2005 and incorporated herein by this reference.
(2)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on January 23, 2006 and incorporated herein by this reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2006 and incorporated herein by this reference.
(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2006 and incorporated herein by this reference.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2007 and incorporated herein by this reference.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2007 and incorporated herein by this reference.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2007 and incorporated herein by this reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007 and incorporated herein by this reference.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2009 and incorporated herein by this reference.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2010 and incorporated herein by this reference
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2010 and incorporated herein by this reference
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2011 an incorporated herein by this reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2011 and incorporated herein by this reference.

(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2011 and incorporated herein by this reference.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2011 and incorporated herein by this reference.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2011 and incorporated herein by this reference.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2011 and incorporated herein by this reference.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2011 and incorporated herein by this reference.
(19)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2011 and incorporated herein by this reference.
(20)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 24, 2011 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONO RESOURCES INC.

By:	/s/ Peter Wilson
Peter Wilson
President, Chief Executive Officer and a director
Principal Executive Officer
Date: November 15, 2011

By:	/s/ William D. Thomas
William D. Thomas
Chief Financial Officer and a director
Principal Financial Officer
Date: November 15, 2011