Form 10-Q
period 2012-02-29
Sono Resources, Inc.
filed 2012-04-23
CIK 1318196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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
36,153,278 shares of common stock as of April 18, 2012.

SONO RESOURCES, INC. AND SUBSIDIARY

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
February 29, 2012

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in our annual report on Form 10-K and 10-K/A for the year ended May 31, 2011, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors or any of them may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements in this quarterly report include, among others, statements regarding:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of Sono Resources, Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the unaudited interim consolidated financial statements for the nine months ended February 29, 2012 and 2011 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended May 31, 2011. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended May 31, 2011.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

February 29, 2012
(Unaudited)

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	February 29,	May 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$338	$6,476
Due from related company ( Note 6)	6,000	6,000
Prepaid expenses	229	229
Deposit on mineral property (Note 3)	50,000	200,000

TOTAL CURRENT ASSETS	56,567	212,705

EQUIPMENT	111,572	-

MINERAL PROPERTY COSTS ( Note 3)	4,600,630	-

TOTAL ASSETS	$4,768,769	$212,705

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$981,478	$594,476
Due to related parties	140,305	-

TOTAL CURRENT LIABILITIES	1,121,783	594,476

SHAREHOLDERS’ LOANS AND ACCRUED INTEREST ( Note 5)	388,979	326,745

TOTAL LIABILITIES	$1,510,762	$921,221

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 4) Authorized 1,000,000,000 shares of common stock, $0.001 par value, Issued and outstanding 36,153,278 shares of common stock (May 31, 2011 –26,173,278)	36,153	26,173
Additional paid-in capital	14,719,186	7,754,491
Accumulated other comprehensive income	(12,022)	-
Deficit accumulated during the exploration stage	(11,485,310)	(8,489,180)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,258,007	(708,516)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,768,769	$212,705

The accompanying notes are an integral part of these consolidated financial statements.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

						Inception
	Three months ended			Nine months ended		(April 5, 2004)
						to
	February 29,		February 28,	February 29,	February 28,	February 29,
	2012		2011	2012	2011	2012

REVENUE	$-		$-	$-	$-	$46,974

DIRECT COSTS	-		-	-	-	56,481

GROSS MARGIN (LOSS)	-		-	-	-	(9,507)

GENERAL AND ADMINISTRATIVE
EXPENSES
Office and general	36,072		17,899	157,114	28,097	391,493
Consulting fees	29,599		21,000	115,813	63,000	932,297
Marketing expenses	14,675		-	67,016	-	961,754
Management fees	67,200		-	1,605,670	35,000	2,895,516
Mineral property expenditure (Note 3)	216,755		-	734,779	-	8,993,091
Professional fees	29,021		19,393	297,071	37,523	1,547,016

TOTAL GENERAL &
ADMINISTRATIVE EXPENSES	393,322		58,292	2,977,463	163,620	15,721,167

NET OPERATING LOSS	(393,322)		(58,292)	(2,977,463)	(163,620)	(15,730,674)

OTHER INCOME (EXPENSES)
Gain on extinguishment of accrued liability	-		-	-	-	30,000
Loss on option deposit	-		-	-	-	(170,474)
Net gain on settlements	-		-	-	-	5,590,784
Loss on disposal of available for sale securities	-		-	-	-	(215,190)
Legal settlements	-		-	-	(38,000)	(38,000)
Beneficial conversion feature	-		-	-	-	(592,062)
Interest expense	(4,017)		(863)	(18,667)	(1,234)	(359,694)
TOTAL OTHER INCOME
(EXPENSE)	(4,017)		(863)	(18,667)	(39,234)	4,245,364

NET LOSS	(397,339)		(59,155)	(2,996,130)	(202,854)	(11,485,310)

COMPREHENSIVE LOSS
Foreign currency translation loss	(41,162)		-	(12,022)	-	(12,022)
Change in market value of securities	-		-	-	-	(215,190)
Loss realized on disposal of securities	-		-	-	-	215,190
COMPREHENSIVE LOSS	$(438,501	) $	(59,155)	$(3,008,152)	$(202,854)	$(11,497,332)

LOSS PER COMMON SHARE - BASIC	$(0.01)		$(0.00)	$(0.08)	$(0.01)

COMPREHENSIVE LOSS PER COMMON SHARE - BASIC	$(0.01)		$(0.00)	$(0.08)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	36,153,278		26,173,278	32,812,148	26,175,201

The accompanying notes are an integral part of these consolidated financial statements.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
(Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months	Nine months	Inception (April
	ended	ended	5, 2004) to
	February 29,	February 28,	February 29,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,996,130)	$(202,854)	$(11,485,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash mineral property expenditures	429,675	-	8,009,685
Non-cash legal settlements	-	(2,000)	(2,000)
Non-cash net gain on settlement	-	-	(5,490,784)
Non-cash disposal of available for sale securities	-	-	215,190
Non-cash gain on extinguishment of accrued liability	-	-	(30,000)
Stock-based compensation	1,419,750	-	2,773,921
Non-cash interest related to beneficial conversion feature	-	-	592,062
Depreciation expense	9,802	-	9,802
Changes in operating assets and liabilities:
Increase in deposits	-	(22,500)	(100,010)
Accrued interest on shareholder’s loan	9,734	1,234	350,761
Accounts payable and accrued liabilities	387,002	131,168	1,771,840
Increase in prepaid	-	-	(229)

NET CASH USED IN OPERATING ACTIVITIES	(740,167)	(94,952)	(3,385,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of available for sale securities	-	-	54,810
Mineral property deposits	(50,000)	-	(250,000)
Mineral property expenditures-capitalized	(200,000)	-	(200,000)
Acquisition of fixed assets	(121,374)	-	(121,374)

NET CASH USED IN INVESTING ACTIVITIES	(371,374)	-	(516,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock, net of offering costs	1,064,925	-	1,989,092
Advances from related parties	-	-	110,500
Advances from shareholders	590,000	102,500	2,681,904
Repayment of shareholder advances	(537,500)	-	(867,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,117,425	102,500	3,913,996

Effect of exchange rate changes on cash	(12,022)	-	(12,022)

NET INCREASE (DECREASE) IN CASH	(6,138)	7,548	338

CASH, BEGINNING	6,476	2,141	-

CASH, ENDING	$338	$9,689	338

The accompanying notes are an integral part of these consolidated financial statements.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine months	Nine months	Inception
	ended	ended	(April 5, 2004)
	February 29,	February 28,	to February 29,
	2012	2011	2012
CASH PAID DURING THE PERIOD FOR:
Interest	$8,933	$-	$8,933
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
(This is a summary of the Bonnyridge acquisition components:)
Mineral properties acquired in connection with acquisition of Bonnyridge	$4,600,630	$-	$4,600,630
Liability assumed in connection with acquisition of Bonnyridge	289,370	-	289,370
Mineral property deposits used in acquisition of Bonnyridge	(200,000)	-	(200,000)
Shares issued in connection with acquisition of Bonnyridge	(4,490,000)	-	(4,490,000)
Cash paid during period in connection with acquisition of Bonnyridge	$200,000	$-	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012 (unaudited)

NOTE 1 –BASIS OF PRESENTATION

Basis of Presentation
These consolidated financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2011 audited financial statements. The results of operations for the periods ended February 29, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

Unaudited Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

Going concern
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of ($11,485,310). As at February 29, 2012, the Company has a working capital deficit of $1,065,216. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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
FEBRUARY 29, 2012 (unaudited)

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

Asset Retirement Obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As of February 29, 2012, any potential costs relating to the ultimate disposition of the Company's mineral property interests are not yet determinable.

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
FEBRUARY 29, 2012 (unaudited)

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

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012 (unaudited)

NOTE 3 –MINERAL EXPLORATION PROPERTIES (continued)

The fair value of the assets acquired and liabilities assumed effective August 2, 2011 are as follows:

Current assets	$-
Mineral properties	4,600,630

Total assets acquired	4,600,630
Add: liabilities assumed	289,370

Net assets acquired = purchase price	$4,890,000

Purchase price made up as follows:
6,500,000 common shares at $0.60 per share	$3,900,000
1,000,000 common shares at $0.59 per share	590,000
Cash paid as of November 30, 2011	400,000

$4,890,000

The results of operations and cash flows presented include those of the Company for all periods presented and those of Bonnyridge for all periods subsequent to August 2, 2011.

Botswana Licenses Purchase and Sale Agreement

During the period ended November 30, 2011 we entered into a Purchase and Sale Agreement (the “Agreement”), dated effective September 14, 2011, with Pinette (Proprietary) Limited (“Pinette”), a company incorporated under the laws of the Republic of Botswana and Marc Paul Lindsay, the principal and a 50% indirect beneficial shareholder of Pinette. The Agreement provides for the acquisition by our Company from Pinette of three mineral exploration licenses in northwest Botswana totalling 1872.7 square kilometers (the “Licenses”).

Pursuant to the terms of the Agreement, the consideration to be paid by our Company to Pinette for the Licenses shall consist of a cash payment of CDN$100,000 ( US$98,000) together with 250,000 shares of our Company's common stock, payable as: (i) a refundable deposit of CDN$50,000 ( US$49,000) payable within 10 business days of execution of the Agreement ( paid); (ii) CDN$50,000 US$49,000) payable on Closing (which shall be October 15, 2011 unless otherwise agreed to by the parties. The parties agreed to extend the Closing Date to February 15, 2012 to allow adequate time to obtain regulatory approvals. The parties further agreed to extend the Closing Date to May 31, 2012.); and (iii) 250,000 common shares of the Company to be issued to Pinette on Closing. As of February 29, 2012, the Company has paid US$50,000 in cash payment for the refundable deposit.

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

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012 (unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

At a special meeting of shareholders of the Company held on January 19, 2012, the Company's shareholders approved a proposal to amend the Company's Articles of Incorporation to increase the Company's authorized shares of common stock from 50,000,000 shares of common stock to 1,000,000,000 shares of common stock with the same par value of $0.001 per share.

This increase in the Company's authorized shares of common stock will become effective upon the Company filing a Certificate of Amendment with the Nevada Secretary of State

Private Placement
On November 15, 2011, the Company closed a private placement of 2,480,000 units of the Company (each, a "Unit") at US$0.50 per Unit, for total gross proceeds of US$1,064,925, net of offering cost. Each Unit consists of one common share and one share purchase warrant of the Company, with each warrant exercisable to purchase one additional common share at US$0.75 per share for a period of 24 months from closing. The Company issued 2,480,000 common shares at $0.50 per share.

On November 15, 2011, in connection with the closing of the above private placement, and in accordance with the terms of an agency agreement between the Company and an agent (the "Agent"), the Company issued to the Agent 248,000 Options ("Agent's Options") exercisable into 248,000 units (each, an "Agent's Units") at a price of $0.50 per Agent's Unit for a period of 24 months from closing. Each Agent's Unit is comprised of one common share and one warrant ("Agent's Warrant"), with each Agent's Warrant being exercisable for one additional common share (each an "Agent's Warrant Share") at an exercise price of $0.75 per Agent's Warrant Share for a period of 24 months from closing. As of February 29, 2012, the 248,000 Agent’s Options remain outstanding and unexercised. Please see Note 4 (c) for additional information.

(b) Warrants

The Company’s share purchase warrant activity for the period ended February 29, 2012 is summarized as follows:

		Weighted average exercise	Weighted average remaining
	Number of Warrants	Price per share	In contractual life (in years)

Balance, May 31, 2010	-	$-	-
Issued	-	-	-
Exercised	-	-	-
Expired / cancelled	-	-	-

Balance, May 31, 2011	-	-	-
Issued	2,480,000	0.75	-
Exercised	-	-	-
Expired/cancelled	-	-	-

Balance, February 29, 2012	2,480,000	$0.75	1.71

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

SONO RESOURCES, INC. AND SUBSIDIARY
(formerly Geneva Resources Inc.)
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012 (unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

(c) Stock options (continued)

On November 15, 2011, in connection with the closing of the above private placement, and in accordance with the terms of an agency agreement between the Company and an agent (the "Agent"), the Company issued to the Agent 248,000 Options ("Agent's Options") exercisable into 248,000 units (each, an "Agent's Units") at a price of $0.50 per Agent's Unit for a period of 24 months from closing. The total fair value of these options at the date of grant was $121,520 and since the options have been accounted for as the offering costs related to the private placement and reduction of the equity, the impact on the financial statement is nil.

The Company’s stock option activity for the period ended February 29, 2012 is summarized as follows:

		Weighted average exercise	Weighted average remaining
	Number of Options	Price per share	In contractual life (in years)

Balance, May 31, 2010	462,500	$4.15	7.12
Granted	-	-	-
Exercised	-	-	-
Expired / cancelled	(462,500)	4.15	-

Balance, May 31, 2011	-	-	-
Granted	2,823,000	0.50	-
Exercised	-	-	-
Expired/cancelled	-	-	-

Balance, February 29, 2012	2,823,000	$0.50	9.57

NOTE 5 – SHAREHOLDER’S LOANS

During the year ended May 31, 2011 two shareholders advanced the Company $322,500 (net of repayments of $5,000). These amounts were unsecured, bear interest at 5% per annum and have a two year term. Interest and principal are due at the end of the term of the loan. During the nine months ended February 29, 2012, a further $590,000 was advanced on the same terms and repayments of $537,500 were made. As of February 29, 2012, a total of $388,979 in principal and accrued interest is due to the shareholders.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended May 31, 2011, the Company advanced $6,000 to Morgan Creek Energy Corp., a company with certain directors in common with the Company. These advances are non-interest bearing, unsecured and without specific terms or repayment.

During the period ended February, 29, 2012, Bonnyridge has advances from its prior shareholders. These advances are non-interest bearing, unsecured and without specific terms or repayment. As of February 29, 2012, the outstanding balance is $140,305.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended February 29, 2012 and February 28, 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and nine months ended February 29, 2012 and February 28, 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section entitled “Risk Factors” below and elsewhere throughout this quarterly report.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2011 audited financial statements. The results of operations for the periods ended February 29, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

Overview of our Business

We are currently engaged in the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North America and internationally. As of the date of this quarterly report, our mineral interests consist mainly of prospecting licenses on exploration stage properties as discussed below. We have not established any proven or probable reserves on our mineral property interests.

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

Effective July 25, 2011, we completed the acquisition from the Vendor of 950 common shares of Bonnyridge (the “Purchased Shares”), representing 95% of the issued and outstanding shares of Bonnyridge. Pursuant to the Share Purchase Agreement, the Vendor has sold, and the Company has purchased, the Purchased Shares for the following consideration: (i) an initial cash payment of US$200,000 (paid April 20, 2011); (ii) a further cash payment of US$100,000 (paid July 29, 2011); and (iii) 6,500,000 restricted common shares of the Company (issued August 2, 2011). In order to maintain its Property interests, Bonnyridge continued to be obligated to provide the Vendor with USD$900,000 payable in three instalments of USD$300,000 per year over a three-year period and, in addition, carry out an exploration program on the 2,965.6 square km of mineral rights covering the Property with an expenditure commitment over the three-year period of approximately USD$1,750,000. As such, Sono became obligated to pay such $900,000 in cash over a three-year period ($300,000 of which was covered by the two cash payments described above).

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

The foregoing description of the agreement in principle does not purport to be complete and is qualified in its entirety by reference to the agreement in principle which was filed as an Exhibit to our current report on Form 8-K filed with the SEC on August 17, 2011, and is incorporated by reference herein.

Botswana Licenses Purchase and Sale Agreement

During the period ended November 30, 2011 we entered into a Purchase and Sale Agreement (the “Agreement”), dated effective September 14, 2011, with Pinette (Proprietary) Limited (“Pinette”), a company incorporated under the laws of the Republic of Botswana and Marc Paul Lindsay, the principal and a 50% indirect beneficial owner of Pinette. The Agreement provides for the acquisition by our Company from Pinette of three mineral exploration licenses in northwest Botswana totalling 1872.7 square kilometers (the “Licenses”).

Pursuant to the terms of the Agreement, the consideration to be paid by our Company to Pinette for the Licenses shall consist of a cash payment of CDN$100,000 (US$98,000) together with 250,000 shares of our Company’s common stock, payable as: (i) a refundable deposit of CDN$50,000 (US$49,000) payable within 10 business days of execution of the Agreement; (ii) CDN$50,000 (US$49,000) payable on Closing (originally agreed to be by October 15, 2011 unless otherwise agreed to by the parties; the parties subsequently agreed to an extension of the Closing Date to February 15, 2012 and a further extension of the Closing Date to May 31, 2012 to allow for regulatory approvals); and (iii) 250,000 common shares of the Company to be issued to Pinette on Closing. As of February 29, 2012, the Company has paid US$50,000 in cash payment for the refundable deposit.

The foregoing description of the Purchase and Sale Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase and Sale Agreement which was filed as an Exhibit to our current report on Form 8-K filed with the SEC on September 20, 2011, and is incorporated by reference herein.

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

Plan of Operations

Our plan of operations over the next twelve months is to focus on the exploration of our newly acquired Bonnyridge copper/silver concession area located within the central portion of the Kalahari Copper Belt in Botswana. We are implementing a complementary exploration technique, namely analyzing for mobile metal ions - a method using soil samples to detect mineralization at depth where small concentrations of metals coating sand grains are brought to the surface by the action of water in the soil. The procedure of analyzing mobile metal ions or MMI is used to chemically strip off the adhered elements, which have migrated upwards from depth, from the surface of soil grains and then determine the low-level range of metal ion concentrations, which are commonly in the parts per billion range. By measuring mobile metal ions in surface soils, the technology has provided sharp anomalies over deeper seated ore deposits below the Kalahari in other areas. Utilizing this method, we anticipate reducing exploration costs by improving target generation for follow-up high resolution airborne and ground geophysics and drilling. We commenced our drilling program in the first quarter of calendar year 2012.

We estimate that our exploration costs for the next twelve months will be approximately $1,500,000. In addition, we estimate that our other expenses during that period will be approximately $300,000, for total estimated expenditures of $1,800,000. As at February 29, 2012, we had cash on hand of $338 total current assets of $56,567, and a working capital deficit of $1,065,216. As such, we will require additional capital in order to pursue our plan of operations.

Results of Operations

The following table sets forth our results of operations from inception (April 5, 2004) to February 29, 2012 as well as for the three and nine month periods ended February 29, 2012 and 2011.

	Three Months	Three Months	Nine Months	Nine Months	Inception (April 5,
	Ended	Ended	Ended	Ended	2004) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$46,974

DIRECT COSTS	-	-	-	-	56,481

GROSS MARGIN (LOSS)	-	-	-	-	(9,507)

GENERAL AND ADMINISTRATIVE
EXPENSES
Office and general	36,072	17,899	157,114	28,097	391,493
Consulting fees	29,599	21,000	115,813	63,000	932,297
Marketing expenses	14,675	-	67,016	-	961,754
Management fees	67,200	-	1,605,670	35,000	2,895,516
Mineral property expenditure (Note 3)	216,755	-	734,779	-	8,993,091
Professional fees	29,021	19,393	297,071	37,523	1,547,016

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	393,322	58,292	2,977,463	163,620	15,721,167

NET OPERATING LOSS	(393,322)	(58,292)	(2,977,463)	(163,620)	(15,730,674)

OTHER INCOME (EXPENSES)
Gain on extinguishment of accrued liability	-	-	-	-	30,000
Loss on option deposit	-	-	-	-	(170,474)
Net gain on settlements	-	-	-	-	5,590,784
Loss on disposal of available for sale securities	-	-	-	-	(215,190)
Legal settlements	-	-	-	(38,000)	(38,000)
Beneficial conversion feature	-	-	-	-	(592,062)
Interest expense	(4,017)	(863)	(18,667)	(1,234)	(359,694)
TOTAL OTHER INCOME (EXPENSE)
	(4,017)	(863)	(18,667)	(39,234)	4,245,364

NET LOSS	$(397,339)	$(59,155)	$(2,996,130)	$(202,854)	$(11,485,310)

COMPREHENSIVE LOSS
Foreign currency translation loss	(41,162)	-	(12,022)	-	(12,022)
Change in market value of securities	-	-	-	-	(215,190)
Loss realized on disposal of securities	-	-	-	-	215,190
COMPREHENSIVE LOSS	$(438,501)	$(59,155)	$(3,008,152)	$(202,854)	$(11,497,332)

Nine Months Ended February 29, 2012 Compared to Nine Months Ended February 28, 2011

Our net loss during the nine months ended February 29, 2012 was ($2,996,130) compared to net loss of ($202,854) for nine months ended February 28, 2011 (an increase in net loss of $2,793,276). During the nine months ended February 29, 2012 and February 28, 2011, respectively, we did not generate any revenue.

During the nine months ended February 29, 2012, we incurred general and administrative expenses in the aggregate amount of $2,977,463 compared to $163,620 incurred during the nine months ended February 28, 2011 (an increase of $2,813,843). The general and administrative expenses incurred during the nine months ended February 29, 2012 consisted of: (i) office and general of $157,114 (2011: $28,097) which increased in 2012 due to increased exploration activity in Botswana; (ii) consulting fees of $115,813 (2011: $63,000) which increased in 2012 due to increased exploration activity in Botswana; (iii) management fees of $1,605,670(2011: $35,000) which increased in 2012 due to issuance of stock options and exploration activity in Botswana; (iv) marketing fees of $67,016( 2011: $Nil); (v) mineral property expenditures of $734,779 (2011: $Nil) which increased in 2012 due to the increased exploration activity in Botswana and (vi) professional fees of $297,071 (2011: $37,523) which increased in 2012 due to exploration activity in Botswana. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

This resulted in a net operating loss of ($2,977,463) during the nine months ended February 29, 2012 compared to a net operating loss of ($163,620) during the nine months ended February 28, 2011.

During the nine months ended February 29, 2012, we recorded total other expense in the amount of ($18,667) compared to total other expense recorded during the nine months ended February 28, 2011 in the amount of ($39,234). The other expense incurred during the nine months ended February 29, 2012 consisted of: (i) interest expense of $(18,667) (2011: $(1,234)); and (ii) legal settlements of $Nil (2011: $(38,000)).

This resulted in a net loss of ($2,996,130) during the nine months ended February 29, 2012 compared to a net loss of ($202,854) during the nine months ended February 28, 2011.

During the nine months ended February 29, 2012, we recorded a foreign currency translation loss of $12,022 (2011: $Nil)

This resulted in a comprehensive loss of ($3,008,152) during the period ended February 29, 2012 compared to a comprehensive loss of ($202,854) during the nine months ended February 28, 2011.

The increase in comprehensive loss during nine months ended February 29, 2012 compared to the nine months ended February 28, 2011 is attributable primarily to higher general and administrative costs for consulting, professional, management fees, and exploration costs related to mineral property as we increased our business activity in Botswana.

Three Months Ended February 29, 2012 Compared to Three Months Ended February 28, 2011

Our comprehensive loss during the three months ended February 29, 2012 was ($438,501) compared to our comprehensive loss of ($59,155) for the three months ended February 28, 2011 (an increase in comprehensive loss of $379,346). During the three months ended February 29, 2012 and February 28, 2011, respectively, we did not generate any revenue.

During the three months ended February 29, 2012, we incurred general and administrative expenses in the aggregate amount of $393,322 compared to $58,292 incurred during the three months ended February 28, 2011 (an increase of $335,030). The general and administrative expenses incurred during the three months ended February 29, 2012 consisted of: (i) office and general of $36,072 (2011: $17,899) which increased in 2012 due to increased exploration activity in Botswana; (ii) consulting fees of $29,599 (2011: $21,000); (iii) management fees of $67,200 (2011: $Nil) which increased in 2012 due to issuance of stock options and exploration activity in Botswana; (iv) marketing fees of $14,675 (2011: $Nil); (v) mineral property expenditures of $216,755 (2011: $Nil) which increased in 2012 due to the increased exploration activity in Botswana and (vi) professional fees of $29,021 (2011: $19,393), which increased in 2012 due to exploration activity in Botswana. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.

This resulted in a net operating loss of ($393,322) during the three months ended February 29, 2012 compared to a net operating loss of ($58,292) during the three months ended February 28, 2011.

During the three months ended February 29, 2012, we recorded total other expense in the amount of ($4,017) compared to total other expense recorded during the three months ended February 28, 2011 in the amount of ($863). The other expense incurred during the three months ended February 29, 2012 consisted of: (i) interest expense of $(4,017) (2011: $(863)).

This resulted in a net loss of ($397,339) during the three months ended February 29, 2012 compared to a net loss of ($59,155) during the three months ended February 28, 2011.

During the three months ended February 29, 2012, we recorded a foreign currency translation loss of $41,162 (2011: $Nil).

This resulted in a comprehensive loss of ($438,501) during the period ended February 29, 2012 compared to a comprehensive loss of ($59,155) during the three months ended February 28, 2011.

The increase in comprehensive loss during the three months ended February 29, 2012 compared to the three months ended February 28, 2011 is attributable primarily to higher general and administrative costs for consulting, professional, management fees, and exploration costs related to mineral property as we increased our business activity in Botswana.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at February 29, 2012, our current assets were $56,567 and our current liabilities were $1,121,783 resulting in a working capital deficit of ($1,065,216). Our current assets as at February 29, 2012 consisted of $338 in cash, $6,000 due from a related company, $229 in prepaid expenses and $50,000 in deposits on mineral property. Our current liabilities consisted of $981,478 in accounts payable and accrued liabilities and $140,305 due to related parties.

Deficit accumulated during the exploration stage increased from ($8,489,180) as at May 31, 2011 to ($11,485,310) as at February 29, 2012.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended February 29, 2012, net cash used in operating activities was $(740,167) compared to net cash used in operating activities of $(94,952) for the nine months ended February 28, 2011. Net cash flow used in operating activities during the nine months ended February 29, 2012 consisted primarily of a net loss of ($2,996,130) adjusted by $1,419,750 for stock based compensation, $9,802 for depreciation expense, $429,675 for non cash mineral property expenditure, $387,002 for changes to accounts payable and accrued liabilities and $9,734 for accrued interest on shareholder’s loan. Net cash used in operating activities during the nine months ended February 28, 2011 consisted of a net loss of ($202,854) adjusted by non-legal cash settlements for $(2,000), changes in deposits of $(22,500), changes in accrued interest on shareholder’s loan of $1,234 and changes in accounts payable and accrued liabilities of $131,168.

Net Cash Used in Investing Activities

During the nine months ended February 29, 2012, net cash used in investing activities was $(371,374) comprised of $(121,374) for acquisition of fixed assets, $(50,000) for mineral property deposits and $(200,000) for mineral property expenditures-capitalized, as compared to net cash used in investing activities of $Nil during the nine months ended February 28, 2011.

Net Cash Provided by Financing Activities

During the nine months ended February 29, 2012, net cash provided from financing activities was $1,117,425 compared to net cash flow provided from financing activities of $102,500 for the nine months ended February 28, 2011. Net cash flow provided from financing activities during the nine months ended February 29, 2012 pertained primarily to $1,064,925 received as net proceeds on sale and subscriptions of common stock, and $590,000 from shareholder advances offset by repayments of shareholder advances of $(537,500).

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of February 29, 2012.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended February 29, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 15, 2012, we entered into a Second Amending Agreement to the Purchase and Sale Agreement among Pinette (Proprietary) Limited, Marc Paul Lindsay and our Company (the “Second Amending Agreement”), in order to correct the disclosure under background recital B that Marc Paul Lindsay is only a 50% indirect beneficial owner of Pinette (Proprietary) Limited and to further extend the closing date from February 15, 2012 to May 31, 2012. A copy of the Second Amending Agreement is attached hereto as Exhibit 10.36.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.1.1	Articles of Merger, filed with the Nevada Secretary of State on November 27, 2006(20)
3.1.2	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on January 12, 2007(20)
3.1.3	Articles of Merger, filed with the Nevada Secretary of State on February 28, 2007(20)
3.1.4	Certificate of Change, filed with the Nevada Secretary of State on June 22, 2010(11)
3.1.5	Articles of Merger, filed with the Nevada Secretary of State on February 10, 2011(12)
3.1.6	Certificate of Amendment, filed with the Nevada Secretary of State on January 23, 2012 (23)
3.2	Bylaws(1)
3.2.1	Amended Bylaws (2)
10.1	2007 Stock Incentive Plan of Geneva Resources, Inc. (9)
10.2	Letter Agreement with Atlantic Ltd. (1)
10.3	Mineral Property Option Agreement between War Eagle Mining Company Inc. and Revelstoke Industries Inc. dated October 20, 2006 (3)

10.4	San Juan Property Option Agreement between Petaquilla Minerals Ltd. and Revelstoke Industries Inc. dated November 16, 2006 (4)
10.5	Letter of Intent between Geneva Gold Corporation and St. Elias Mines Ltd. dated January 22, 2007 (5)
10.6	Vilcoro Property Option Agreement between St. Elias Mines Ltd. and Geneva Gold Corporation dated January 22, 2007 (6)
10.7	Property Financing and Operating Agreement between Allied Minerals and Geneva Resources Inc. dated April 24, 2007 (7)
10.8	Executive Services Agreement between Geneva Resources Inc. and Stacey Kivel dated May 24, 2007 (8)
10.9	Mutual Release between Geneva Resources Inc. and St. Elias Mines Ltd. (10)
10.10	Convertible Promissory Note issued by Geneva Resources Inc. to Newport Capital Corp., dated December 1, 2009(20)
10.11	Assignment of Debt from Newport Capital to Dankworth Limited and Notice of Conversion(20)
10.12	Assignment of Debt from Newport Capital to Bonnington Limited and Notice of Conversion(20)
10.13	Assignment of Debt from Newport Capital to Plassendale Limited and Notice of Conversion(20)
10.14	Assignment of Debt from Newport Capital to Frybird Inc. and Notice of Conversion(20)
10.15	Assignment of Debt from Newport Capital to Farmington Limited and Notice of Conversion(20)
10.16	Assignment of Debt from Newport Capital to Delion Inc. and Notice of Conversion(20)
10.17	Assignment of Debt from Newport Capital to Mainset Limited and Notice of Conversion(20)
10.18	Assignment of Debt from Newport Capital to Ironwood Limited and Notice of Conversion(20)
10.19	Assignment of Debt from Newport Capital to Greybil Limited and Notice of Conversion(20)
10.20	Assignment of Debt from Newport Capital to Cornerstone Global Investments and Notice of Conversion(20)
10.21	Assignment of Debt from Newport Capital to Little Bay Consulting SA and Notice of Conversion(20)
10.22	Assignment of Debt from Newport Capital to Greatbelt Limited and Notice of Conversion(20)
10.23	Promissory Note issued in favor of Wycomb Capital Ltd., dated October 20, 2010(20)
10.24	Promissory Note issued in favor of Pierco Energy Corp., dated October 28, 2010(20)
10.25	Promissory Note issued in favor of Pierco Energy Corp., dated January 12, 2011(20)
10.26	Promissory Note issued in favor of Pierco Management, Inc., dated February 28, 2011(20)
10.27	Share Purchase Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated March 14, 2011(13)
10.28	Amending Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated April 20, 2011(14)
10.29	Amending Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated May 18, 2011(15)
10.30	Amending Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated June 15, 2011(16)
10.31	Further Amending Agreement between Sono Resources, Inc., Tignish (Pty) Ltd. and Bonnyridge (Pty) Ltd., dated July 22, 2011 (17)
10.32	Agreement in Principle between Hendrick Veldsman, Alan Simmonds and Sono Resources, Inc., dated August 10, 2011(18)
10.33	Purchase and Sale Agreement between Pinette (Proprietary) Limited, Marc Paul Lindsay and Sono Resources, Inc., dated September 14, 2011(19)
10.34	2011 Stock Incentive Plan(20)
10.35	Amending Agreement to Purchase and Sale Agreement among Pinette (Proprietary) Limited, Marc Paul Lindsay and Sono Resources, Inc., dated October 15, 2011 (22)
10.36	Second Amending Agreement to Purchase and Sale Agreement among Pinette (Proprietary) Limited, Marc Paul Lindsay and Sono Resources, Inc., dated February 15, 2012*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Prospecting License No. 700/2009 issued to Bonnyridge (PTY) Ltd. (21)
99.2	Prospecting License No. 701/2009 issued to Bonnyridge (PTY) Ltd. (21)
99.3	Prospecting License No. 702/2009 issued to Bonnyridge (PTY) Ltd. (21)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-1 filed with the SEC on February 17, 2005 and incorporated herein by this reference.
(2)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on January 23, 2006 and incorporated herein by this reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2006 and incorporated herein by this reference.
(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2006 and incorporated herein by this reference.
(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2007 and incorporated herein by this reference.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2007 and incorporated herein by this reference.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2007 and incorporated herein by this reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007 and incorporated herein by this reference.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2009 and incorporated herein by this reference.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2010 and incorporated herein by this reference
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2010 and incorporated herein by this reference
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2011 an incorporated herein by this reference.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2011 and incorporated herein by this reference.
(14)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2011 and incorporated herein by this reference.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2011 and incorporated herein by this reference.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2011 and incorporated herein by this reference.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2011 and incorporated herein by this reference.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2011 and incorporated herein by this reference.
(19)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2011 and incorporated herein by this reference.
(20)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 24, 2011 and incorporated herein by this reference.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A filed with the SEC on November 2, 2011 and incorporated herein by this reference.
(22)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 23, 2012 and incorporated herein by this reference.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2012 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONO RESOURCES INC.

By:	/s/ Peter Wilson
Peter Wilson
President, Chief Executive Officer and a director
Principal Executive Officer
Date: April 23, 2012

By:	/s/ William D. Thomas
William D. Thomas
Chief Financial Officer and a director
Principal Financial Officer
Date: April 23 2012